Form 10-Q
period 2016-08-31
Exquisite Acquisition, Inc.
filed 2016-10-03
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-201697

Exquisite Acquisition, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3003188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Reservoir Avenue, #123, Cranston, RI	02910 (Zip Code)
(Address of Principal Executive Offices)

Issuer's telephone number: 401-641-0405

Fax number: 401-633-7300

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 3, 2016, there were approximately 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS - UNAUDITED	F1
	Condensed Balance Sheets as of August 31, 2016 (Unaudited) and November 30, 2015	F1
	Condensed Statements of Operations for the three months ended August 31, 2016, August 31, 2015 (Unaudited) and for the nine months ended August 31, 2016, August 31, 2015 (Unaudited)	F2
	Condensed Statements of Cash Flows for the nine months ended August 31, 2016 (Unaudited) and August 31, 2015 (Unaudited)	F3
	Notes to Condensed Financial Statements - (Unaudited)	F4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	5
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

EXQUISITE ACQUISITION, INC.

CONDENSED BALANCE SHEETS

	As of August 31, 2016 (Unaudited)	As of November 30, 2015
ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDER EQUITY (DEFICIT)
Current Liabilities

Accrued expenses	$1,850	$4,650

Total Current Liabilities	1,850	4,650

TOTAL LIABILITIES	1,850	4,650

Stockholder’s Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 8,000,000 shares issued and outstanding as of August 31, 2016 and November 30, 2015)	800	800
Additional Paid in Capital	18,523	7,898
Accumulated Deficit	$(21,173)	$(13,348)

Total Stockholder’s (Deficit)	$(1,850)	$(4,650)

TOTAL LIABILITIES & STOCKHOLDER (DEFICIT)	$-	$-

 See Accompanying Notes to Unaudited Condensed Financial Statements.

-F1-

EXQUISITE ACQUISITION, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31, 2016	Three Months Ended August 31, 2015	Nine Months Ended August 31, 2016	Nine Months Ended August 31, 2015
Operating expenses
Organization and Related Expenses	$-	$-	$-	$550
Professional fees	5,300	1,750	7,825	4,750
Total operating expenses	5,300	1,750	7,825	5,300
Net loss	$(5,300)	$(1,750)	$(7,825)	$(5,300)
Basic and Diluted Loss Per Common Share	$(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements.

-F2-

EXQUISITE ACQUISITION, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended August 31, 2016	For the Nine Months Ended August 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,825)	$(5,300)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Expenses contributed to capital	$-	6,500
Changes in current assets and liabilities:
Prepaid expenses	-	-
Accrued expenses	$(2,800)	$(1,200)

Net cash provided by (used in) operating activities	$(10,625)	$-

CASH PROVIDED BY FINANCING ACTIVITIES`
Shareholder Contribution	$10,625	$-

Net cash provided by financing activities	$10,625	$-

Beginning Cash Balance	$-	$-
Increase (Decrease) in cash	-	-
Ending Cash Balance	$-	$-

NONCASH FINANCING AND INVESTING INFORMATION:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Condensed Financial Statements.

 -F3-

Exquisite Acquisition, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

august 31, 2016

(unaudited)

Note 1 -Organization and Description of Business

Exquisite Acquisition, Inc. (the Company) was incorporated under the laws of the State of Delaware on September 29, 2014. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of August 31, 2016 the Company had not yet commenced any operations.

The Company has elected November 30th as its year end.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements provided in the Form S-1 filed April 12, 2016 for the year ended November 30, 2015 and notes thereto.

Use of Estimates

The preparation of unaudited condensed interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates. Due to the minimal level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

 -F4-

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at August 31, 2016 or November 30, 2015.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of August 31, 2016 and, thus, anti-dilution issues are not applicable.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Note 3 - Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these unaudited condensed interim financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, negative cash flow from operating activities, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The unaudited condensed interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In June 2015, FASB issued Accounting Standards Update (ASU) No. 2015-10, Technical Corrections and Updates. The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, but not required; at this time we are not early adopting. As the objectives of this standard are to clarify the codification; correct unintended application of guidance; eliminate inconsistencies; and, to improve the codification’s presentation of guidance, the adoption of this standard is not expected to impact our financial position or results of operations.

In January 2015, FASB issued Accounting Standards Update (ASU) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). This update eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The amendment may be applied both prospectively and retrospectively. Early adoption is permitted, but not required; as long as the standard is applied from the beginning of the fiscal year of adoption. At this time, we are not early adopting. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financial statements, the adoption of this standard is not expected to impact our financial position or results of operations.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted but not required; at this time we are not early adopting. As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early application permitted. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). We early adopted this pronouncement. As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities our early adoption of this guidance has not impacted our financial position or results of operations.

Note 5 - Accrued Expenses

Accrued expenses totaled $1,850 and $4,650 at August 31, 2016 and November 30, 2015, respectively, and consisted primarily of professional fees and general and administrative expenses.

Note 6 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of August 31, 2016.

Note 7 - Shareholder’s Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares as of August 31, 2016.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of August 31, 2016.

The Company does not have any potentially dilutive instruments as of August 31, 2016 and, thus, anti-dilution issues are not applicable.

On September 29, 2014 the Company issued 8,000,000 of its $0.0001 par value common stock at $0.0001 per share and totaling $800 to the sole director and shareholder in exchange for developing the Company’s business concept and plan.

Pertinent Rights and Privileges

Holders of shares of Common Stock are entitled to one vote for each share held to be used at all stockholder(s’) meetings and for all purposes including the election of directors. Common Stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

Additional Paid In Capital

During the nine months ending August 31, 2016 our sole officer, director, and shareholder paid operating expenses in the amount of $10,625 which is recorded as additional paid in capital.

Total additional paid in capital was $18,523 as of August 31, 2016 and $7,898 as of November 30, 2015.

Note 8 - Related-Party Transactions

Equity

During the nine months ending August 31, 2016 our sole officer, director and shareholder paid operating expenses in the amount of $10,625 which is recorded as additional paid in capital.

During the year ending November 30, 2015, $7,750 in expenses were paid by our sole officer, director, and shareholder and are considered contributions to capital.

During the fiscal year ended November 30, 2014 our sole officer, director, and shareholder contributed additional paid in capital in the amount of $148 to fund operating expenses.

Note 9 - Subsequent Events

Management has evaluated subsequent events through October 3, 2016. Based on our evaluation no events have occurred requiring adjustment or disclosure.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Corporate History

Exquisite Acquisition, Inc. (the Company) was incorporated under the laws of the State of Delaware on September 29, 2014. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Thomas DeNunzio was appointed CEO, CFO, President, Secretary, Treasurer and Director of the Company on September 29, 2014.

On September 29, 2014, Thomas DeNunzio, our officer and director, paid for expenses involved with the incorporation of Exquisite Acquisition, Inc. with personal funds on behalf of Exquisite Acquisition, Inc., in exchange for 8,000,000 shares of common stock each, par value $0.0001 per share, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act. The value of the stock provided to Mr. DeNunzio, based on the par value of $.0001 per share of common stock, is valued at $800.

The price of the common stock issued to Thomas DeNunzio was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed or in the process of being formed and possessed no assets.

Liquidity and Capital Resources

Our cash balance is $0 as of August 31, 2016. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Thomas DeNunzio, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Thomas DeNunzio, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

We have no assets as of August 31, 2016.

Net Loss

We recorded a net loss of $5,300 for the three months ended August 31, 2016, $1,750 for the three months ended August 31, 2015, $7,825 for the nine months ended August 31, 2016, and $5,300 for the nine months ended August 31, 2015.

The variance in net loss for the aforementioned periods is due to changes in the going rate of particular professional fees.

We are currently a blank check shell company.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these unaudited condensed interim financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, negative cash flow from operating activities, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, Thomas DeNunzio, (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of August 31, 2016, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our sole officer and director, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our sole officer and director concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred during our fiscal year end November 30, 2015 and for the interim period ending August 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2014, Thomas DeNunzio, our officer and director, paid for expenses involved with the incorporation of Exquisite Acquisition, Inc. with personal funds on behalf of Exquisite Acquisition, Inc., in exchange for 8,000,000 shares of common stock each, par value $0.0001 per share, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act. The value of the stock provided to Mr. DeNunzio, based on the par value of $.0001 per share of common stock, is valued at $800.

The price of the common stock issued to Thomas DeNunzio was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed or in the process of being formed and possessed no assets.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2016 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement filed August 12, 2016.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Exquisite Acquisition, Inc.

(Registrant)

By: /s/ Thomas DeNunzio

Name: Thomas DeNunzio

Chief Executive Officer, Director

Dated: October 3, 2016