Form 10-Q
period 2017-02-28
Photozou Holdings, Inc.
filed 2017-04-07
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-201697

Photozou Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3003188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-24-13-904, Kamiosaki Shinagawa-ku, Tokyo, Japan	141-0021
(Address of Principal Executive Offices)	(Zip Code)

  Issuer's telephone number: +81-3-6303-9988

Fax number: +81-3-6369-3727

Email: info@off-line.co.jp

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

 [X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 7, 2017 , there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

PHOTOZOU HOLDINGS, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets	F2

Consolidated Statements of Operations	F3

Consolidated Statements of Cash Flows	F4

Notes to Consolidated Financial Statements	F5

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	February 28, 2017	November 30, 2016

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$-	$6,350
Due to related party	408	-

TOTAL LIABILITIES	408	6,350

SHAREHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of February 28, 2017 and November 30, 2016)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
8,000,000 shares issued and outstanding as of February 28, 2107 and November 30, 2016)	800	800
Additional paid in capital	32,309	19,909
Accumulated deficit	(33,510)	(27,059)
Accumulated other comprehensive loss	(7)	-
TOTAL SHAREHOLDERS’ DEFICIT	(408)	(6,350)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these financial statements.

-F2-

PHOTOZOU HOLDINGS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months	Three months
	Ended	Ended
	February 28, 2017	February 29, 2016
OPERATING EXPENSES
General and Administrative Expenses	$6,451	$1,225

TOTAL OPERATING EXPENSES	6,451	1,225

NET LOSS	$(6,451)	$(1,225)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$(7)	$-

TOTAL COMPREHENSIVE LOSS	$(6,458)	$(1,225)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000

The accompanying notes to the unaudited financial statements are an integral part of these financial statements.

-F3-

PHOTOZOU HOLDINGS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three months	Three months
	Ended	Ended
	February 28, 2017	February 29, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,451)	$(1,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholder and contributed to the Company	6,050	-
Changes in assets and liabilities:
Accrued expenses	-	1,225

Net cash provided by operating activities	7	-

Net effect of exchange rate changes on cash	$(7)	$-

Net Change in Cash and Cash equivalents	$-	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Due to related party for expense paid on behalf of the Company	$408	$-
Accrued liabilities paid on behalf of the Company	$6,350	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(UNAUDITED)

Note 1 – Organization, Description of Business and Basis of Presentation

Photozou Holdings, Inc., (the “Company”) was incorporated under the laws of the State of Delaware on September 29, 2014. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On January 13, 2017, Thomas DeNunzio, the sole shareholder of the Company, transferred 8,000,000 shares of our common stock which represents all of our issued and outstanding shares to Photozou Co., Ltd. On January 13, 2017, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. On January 13, 2017, Mr. Koichi Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. On January 18, 2017, we changed our name from Exquisite Acquisition, Inc. to Photozou Holdings, Inc. As of February 28, 2017, the Company had not yet commenced any operations.

The Company has elected November 30th as its fiscal year end.

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended November 30, 2016.

Note 2 – Going Concern

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

Note 3 – Related-Party Transactions

During the three months February 28, 2017, our sole officer/director/shareholder contributed additional paid in capital in the amount of $12,400 to fund operating expenses of which $6,050 was paid directly on behalf of the Company for the three months February 28, 2017 operating expenses and $6,350 was paid directly on behalf of the Company for prior year accrued expenses.

As of February 28, 2017, the Company had $408 owed to Photozou Co., Ltd., a related party for payment of the Company’s expenses. These are due on demand and bear no interest.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Corporate History

The Company was originally incorporated with the name Exquisite Acquisition, Inc., under the laws of the State of Delaware on September 29, 2014, with an objective to acquire, or merge with, an operating business.

On January 13, 2017, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company, transferred 8,000,000 shares of our common stock which represents all of our issued and outstanding shares to Photozou Co., Ltd., with an address at 2-24-13-904, Kamiosaki, Shinagawa-ku Tokyo, Japan.

Following the closing of the share purchase transaction, Photozou Co., Ltd. gained a 100% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of the Company.

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

On January 18, 2017, we changed our name from Exquisite Acquisition, Inc. to Photozou Holdings, Inc.

Liquidity and Capital Resources

Our cash balance is $0 as of February 28, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Thomas DeNunzio, our previous Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Thomas DeNunzio, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

We have no assets as of February 28, 2017.

Net Loss

We recorded a net loss of $6,458 and $1,225 for the three months ended February 28, 2017 and 2016, respectively. The increase in net loss is attributed to an increase in professional expenses.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of February 28, 2017, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending February 28, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended February 28, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: April 7, 2017