Form 10-Q
period 2017-05-31
Photozou Holdings, Inc.
filed 2017-07-03
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2017

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

As of July 3, 2017 , there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

PHOTOZOU HOLDINGS, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets	F2

Consolidated Statements of Operations	F3

Consolidated Statements of Cash Flows	F4

Notes to Consolidated Financial Statements	F5

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of May 31, 2017	As of November 30, 2016

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$-	$6,350
Due to related party	6,423	-

TOTAL LIABILITIES	6,423	6,350

SHAREHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of May 31, 2017 and November 30, 2016)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
8,000,000 shares issued and outstanding as of May 31, 2107 and November 30, 2016)	800	800
Additional paid in capital	32,309	19,909
Accumulated deficit	(39,391)	(27,059)
Accumulated other comprehensive loss	(141)	-
TOTAL SHAREHOLDERS’ DEFICIT	(6,423)	(6,350)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months Ended	Three months Ended	Six months Ended	Six months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
OPERATING EXPENSES
General and Administrative Expenses	$5,881	$1,300	$12,332	$2,525

TOTAL OPERATING EXPENSES	$5,881	$1,300	$12,332	$2,525

NET LOSS	$(5,881)	$(1,300)	$(12,332)	$(2,525)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$(134)	$-	$(141)	$-

TOTAL COMPREHENSIVE LOSS	$(6,015)	$(1,300)	$(12,473)	$(2,525)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F3-

PHOTOZOU HOLDINGS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months Ended	Six months Ended
	May 31, 2017	May 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,332)	$(2,525)
Adjustments to reconcile net loss to net cash:
Expenses paid by shareholder and contributed to the Company	12,400	-
Accrued expenses	73	(2,800)
Net cash provided by operating activities	141	(5,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder Contribution	$-	$5,325
Net cash provided by financing activities	-	5,325

Net effect of exchange rate changes on cash	$(141)	$-

Net Change in Cash and Cash equivalents	$-	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Due to related party for expense paid on behalf of the Company	6,423	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

(UNAUDITED)

Note 1 – Organization, Description of Business and Basis of Presentation

Photozou Holdings, Inc., (the “Company”) was incorporated under the laws of the State of Delaware on September 29, 2014. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On January 13, 2017, Thomas DeNunzio, the sole shareholder of the Company, transferred 8,000,000 shares of our common stock which represents all of our issued and outstanding shares to Photozou Co., Ltd. On January 13, 2017, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. On January 13, 2017, Mr. Koichi Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. On January 18, 2017, we changed our name from Exquisite Acquisition, Inc. to Photozou Holdings, Inc. As of May 31, 2017, the Company had not yet commenced any operations.

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

Note 2 – Going Concern

The Company’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

Note 3 – Related-Party Transactions

During the six months May 31, 2017, our sole officer/director/shareholder contributed additional paid in capital in the amount of $12,400 to fund operating expenses of which $6,050 was paid directly on behalf of the Company for the six months May 31, 2017 operating expenses and $6,350 was paid directly on behalf of the Company for prior year accrued expenses.

As of May 31, 2017, the Company had $6,423 owed to Photozou Co., Ltd., a related party for payments paid directly to fund operations on behalf  of the Company. . These are due on demand and bear no interest.

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

On January 18, 2017, we changed our name from Exquisite Acquisition, Inc. to Photozou Holdings, Inc.

Liquidity and Capital Resources

Our cash balance is $0 as of May 31, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

We have no assets as of May 31, 2017.

Net Loss

We recorded a net loss of $12,332 and $2,525 for the six months ended May 31, 2017 and 2016, respectively. The increase in net loss is attributed to an increase in professional expenses.

Going Concern

The Company’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these unaudited consolidated interim financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, negative cash flow from operating activities, and other adverse key financial ratios.

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

As of May 31, 2017, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending May 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: July 3, 2017