Form 10-Q
period 2017-08-31
Photozou Holdings, Inc.
filed 2017-09-29
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-201697

Photozou Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3003188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4-30-4F, Yotsuya Shinjuku-ku, Tokyo, Japan	160-0004
(Address of Principal Executive Offices)	(Zip Code)

  Issuer's telephone number: +81-3-6369-1589

Fax number: +81-3-6369-3727

Email: info@photozou.co.jp

2-24-13-904, Kamiosaki, Shinagawa-ku, Tokyo, Japan

(Former address)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 29, 2017 , there were 11,033,800 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

PHOTOZOU HOLDINGS, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets - Unaudited	F2

Consolidated Statements of Operations - Unaudited	F3

Consolidated Statements of Cash Flows - Unaudited	F4

Notes to Consolidated Financial Statements - Unaudited	F5

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	August 31, 2017	November 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$75,845	$-

TOTAL CURRENT ASSETS	75,845	-

TOTAL ASSETS	75,845	-

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$-	$6,350
Due to related party	9,859	-

TOTAL LIABILITIES	9,859	6,350

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of August 31, 2017 and November 30, 2016)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 11,033,800 shares and 8,000,000 shares issued and outstanding as of August 31, 2017 and November 30, 2016)	1,103	800

Additional paid in capital	107,851	19,909
Accumulated deficit	(42,747)	(27,059)
Accumulated other comprehensive loss	(221)	-
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	65,986	(6,350)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$75,845	$-

The accompanying notes to the financial statements are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
OPERATING EXPENSES
General and Administrative Expenses	$3,356	$5,300	$15,688	$7,825

TOTAL OPERATING EXPENSES	$3,356	$5,300	$15,688	$7,825

NET LOSS	$(3,356)	$(5,300)	$(15,688)	$(7,825)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$(80)	$-	$(221)	$-

TOTAL COMPREHENSIVE LOSS	$(3,436)	$(5,300)	$(15,909)	$(7,825)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	9,730,096	8,000,000	8,580,908	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended	Nine months Ended
	August 31, 2017	August 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,688)	$(7,825)
Adjustments to reconcile net loss to net cash:
Expenses paid by shareholder and contributed to the Company	12,400	-
Accrued expenses	3,509	(2,800)
Net cash used in operating activities	221	(10,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sold	$75,845	$-
Shareholder Contribution	-	10,625
Net cash provided by financing activities	75,845	10,625

Net effect of exchange rate changes on cash	$(221)	$-

Net Change in Cash and Cash equivalents	$75,845	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	75,845	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Due to related party for expense paid on behalf of the Company	9,859	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

(UNAUDITED)

Note 1 - Organization, Description of Business and Basis of Presentation

Photozou Holdings, Inc., (the “Company”) was incorporated under the laws of the State of Delaware on September 29, 2014. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On January 13, 2017, Thomas DeNunzio, the sole shareholder of the Company, transferred 8,000,000 shares of our common stock, which at the time represented all of our issued and outstanding shares, to Photozou Co., Ltd. On January 13, 2017, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. On January 13, 2017, Mr. Koichi Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. On January 18, 2017, we changed our name from Exquisite Acquisition, Inc. to Photozou Holdings, Inc. As of August 31, 2017, the Company had not yet commenced any operations.

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

Note 2 - Going Concern

The Company’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically the Company does not have revenue, reoccurring operating losses and other adverse key financial ratios.

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

Note 3 - Related-Party Transactions

During the nine months August 31, 2017, our sole officer/director/shareholder contributed additional paid in capital in the amount of $12,400 to fund operating expenses of which $6,050 was paid directly on behalf of the Company for the nine months August 31, 2017 operating expenses and $6,350 was paid directly on behalf of the Company for prior year accrued expenses.

As of August 31, 2017, the Company had $9,859 owed to Photozou Co., Ltd., a related party for payments paid directly to fund operations on behalf of the Company. These are due on demand and bear no interest.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

On July 11, 2017, the Company entered into subscription agreements with Koichi Ishizuka, CEO of the Company. Pursuant to these agreements, the Company issued 847,000 shares of common stock in total to Mr. Ishizuka and received $21,125 as aggregate consideration. At the time of purchase the price paid per share by Mr. Ishizuka was 0.025 USD.

On July 11, 2017, the Company entered into subscription agreements with Rei Ishizuka, the wife of Koichi Ishizuka. Pursuant to these agreements, the Company issued 597,800 shares of common stock in total to Mrs. Ishizuka and received $19,945 as aggregate consideration. At the time of purchase the price paid per share by Mr. Ishizuka was 0.025 USD.

Note 4 – SHAREHOLDER EQUITY

On July 6 and July 11, 2017, the Company entered into subscription agreements with 61 shareholders. Pursuant to these agreements, the Company issued 3,033,800 shares of common stock in total to these shareholders and received $75,845 as aggregate consideration. At the time of purchase the price paid per share by each shareholder was the equivalent of about 0.025 USD.

These shares were issued pursuant to the Company’s effective S-1 Registration Statement deemed effective on June 20, 2017 at 1pm EST.

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

On January 13, 2017, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company, transferred 8,000,000 shares of our common stock, which represented all of our issued and outstanding shares at the time, to Photozou Co., Ltd., with an address at 2-24-13-904, Kamiosaki, Shinagawa-ku Tokyo, Japan.

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

On January 18, 2017, we changed our name from Exquisite Acquisition, Inc. to Photozou Holdings, Inc.

On July 6 and July 11, 2017, the Company entered into subscription agreements with 61 shareholders. Pursuant to these agreements, the Company issued 3,033,800 shares of common stock in total to these shareholders and received $75,845 as aggregate consideration. At the time of purchase the price paid per share by each shareholder was the equivalent of about 0.025 USD.

The shares sold on July 6, 2017 and July 11, 2017 were sold and pursuant to the Company’s effective S-1 Registration Statement deemed effective on June 20, 2017 at 1pm EST.

Liquidity and Capital Resources

Our cash balance is $75,845 as of August 31, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $3,356 and $5,300 for the three months ended August 31, 2017 and 2016, respectively. We recorded a net loss of $15,688 and $7,825 for the nine months ended August 31, 2017 and 2016, respectively. The increase in net loss is attributed to an increase in professional expenses.

Going Concern

The Company’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these unaudited consolidated interim financial statements. These adverse conditions are negative financial trends, specifically the Company does not have revenue, reoccurring operating losses  and other adverse key financial ratios.

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

As of August 31, 2017 we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending August 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: September 29, 2017