Form 10-K
period 2017-11-30
Photozou Holdings, Inc.
filed 2018-02-13
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55806

PHOTOZOU HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3003188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4-30-4F, Yotsuya Shinjuku-ku, Tokyo, Japan	160-0004
(Address of Principal Executive Offices)	(Zip Code)

2-24-13-904, Kamiosaki, Shinagawa-ku, Tokyo, Japan

(Former address)

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

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes  [ ] No

At November 30, 2017, the last business day of the Registrant’s most recently completed fiscal year, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $34,863.

At February 13, 2018, there were 11,037,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PHOTOZOU HOLDINGS, INC.

PART I

Item 1. Business

Corporate History

Photozou Holdings, Inc., ("Photozou Holdings," or the "Company"), was incorporated in the State of Delaware on September 29, 2014, with the purposes to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware (the "DGCL").

The Company was formed by Thomas DeNunzio, our former sole officer and director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition.

On January 13, 2017, Thomas DeNunzio sold 8,000,000 shares of our restricted common stock, which represented all of our issued and outstanding shares at the time, to Photozou Co., Ltd., a Japanese Company.

The shares were sold for an aggregate purchase price of $100,000. Photozou Co., Ltd. is controlled by Koichi Ishizuka, a Japanese citizen. The aforementioned shares were sold pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). No directed selling efforts were made in the United States.

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

On January 18, 2017, we changed our name from Exquisite Acquisition, Inc. to Photozou Holdings, Inc.

Pursuant to our Registration Statement deemed effective on June 20, 2017, we, “the Company,” sold a total of 3,037,300 shares of our common stock. The proceeds totaled $75,933. These shares were sold pursuant to Rule 419.

Currently, shareholders are being asked to reconfirm their investment given the proposed acquisition candidate described below.

On December 18, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Koichi Ishizuka, our President, CEO, Director and majority owner. At the closing of the Stock Purchase Agreement (which is contingent upon a 80% reconfirmation vote under Rule 419), Koichi Ishizuka will transfer to the Company, 10,000 shares of the common stock of Photozou Koukoku Co., Ltd., a Japan corporation (“Photozou Koukoku”), which represents all of its issued and outstanding shares, in consideration of 6,900,000 JPY ($60,766 USD translated by the exchange rate as of December 11, 2017) and the Company will gain a 100% interest in the issued and outstanding shares of Photozou Koukoku’s common stock and Photozou Koukoku will become a wholly owned subsidiary of the Company. The Company and Photozou Koukoku were under common control.

The Company shall continue to be deemed an emerging growth company until the earliest of—

‘(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five (5) years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000.00) or more;

‘(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

‘(C) the date on which such issuer has, during the previous three (3) year period, issued more than $1,000,000,000 in non-convertible debt; or

‘(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’

As an emerging growth company the company is exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

Business Plan

The Company is a blank check shell company. The Company’s plan is solely to engage in a merger or acquisition with an unidentified company.

Photozou Holdings, Inc.’s mailing address is 4-30-4F, Yotsuya, Shinjuku-ku, Tokyo, 160-0004, Japan. The Company has a telephone number of +81-3-6303-9988. We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space.

The Company conducted a "Blank Check" offering subject to Rule 419 of Regulation C, pursuant to our S-1 deemed effective on June 20, 2017, as promulgated by the U.S. Securities and Exchange Commission (the "S.E.C.") under the Securities Act of 1933, as amended (the "Securities Act"). The offering proceeds and the securities to be issued to investors are deposited in an account (non-interest bearing) (the "Deposited Funds" and "Deposited Securities," respectively). While held in the escrow account, the deposited securities were not and have not been traded or transferred other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986 as amended (26 U.S.C. 1 et seq.), or Title 1 of the Employee Retirement Income Security Act (29 U.S.C. 1001 et seq.), or the rules thereunder. 10 percent of the offering proceeds are available to, exclusive of interest or dividends, as those proceeds are deposited into the escrow account. Except for this amount, the deposited funds and the deposited securities may not be released until an acquisition meeting certain specified criteria has been consummated and sufficient investors reconfirm their investment in accordance with the procedures set forth in Rule 419 so that the remaining funds are adequate to allow the acquisition to be consummated. It is a requirement under Rule 419(e) of the Securities Act that the net assets or fair market value of any business to be acquired must represent at least 80% of the maximum offering proceeds. This acquisition may be consummated using proceeds of this offering, loans or equity. Pursuant to these procedures, this prospectus, which describes an acquisition candidate and its business and includes audited financial statements, will be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless sufficient investors elect to remain investors so that the remaining funds are adequate to allow the acquisition to be consummated, all investors will be entitled to the return of a pro rata portion of the deposited funds (minus up to 10% which may be release to the registrant) and none of the deposited securities will be issued to investors. The pro rata portion to be received by investors will not include the 10% of proceeds which may be released to the company.

Pursuant to our aforementioned offering, we, “the Company,” sold a total of 3,037,300 shares of our common stock. The proceeds totaled $75,933.

Currently, shareholders are being asked to reconfirm their investment given the proposed acquisition candidate. Prior to any reconfirmation vote our pending POS AM will need to gain effectiveness with the SEC.

Acquisition Candidate

On December 18, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Koichi Ishizuka, our President, CEO, Director and majority owner. At the closing of the Stock Purchase Agreement (which is contingent upon a 80% reconfirmation vote under Rule 419), Koichi Ishizuka will transfer to the Company, 10,000 shares of the common stock of Photozou Koukoku Co., Ltd., a Japan corporation (“Photozou Koukoku”), which represents all of its issued and outstanding shares, in consideration of 6,900,000 JPY ($60,766 USD translated by the exchange rate as of December 11, 2017) and the Company will gain a 100% interest in the issued and outstanding shares of Photozou Koukoku’s common stock and Photozou Koukoku will become a wholly owned subsidiary of the Company. The Company and Photozou Koukoku were under common control.

Photozou Koukoku deals mainly in high-class digital single lens reflex cameras produced by famous Japanese camera makers, e.g. Canon, Nikon, Fujifilm, etc. The used camera industry in Japan is a multi billion dollar industry and cameras made in Japan have worldwide appeal and recognition. Photozou Koukoku believes that due to the high quality of cameras created by Japanese camera makers that these will be the most appealing products to offer to the Japanese market. However, should market trends shift and the demand for cameras of other companies see a surge in popularity then Photozou Koukoku may consider the possibility of acquiring and reselling cameras by other manufacturers.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

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

Holders

As of February 13, 2018, there was 63 shareholders of record of our common stock and 11,037,300 shares of common stock deemed outstanding.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On January 13, 2017, Thomas DeNunzio sold 8,000,000 shares of our restricted common stock, which represented all of our issued and outstanding shares at the time, to Photozou Co., Ltd., a Japanese Company.

The shares were sold for an aggregate purchase price of $100,000. Photozou Co., Ltd. is controlled by Koichi Ishizuka, a Japanese citizen. The aforementioned shares were sold pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). No directed selling efforts were made in the United States.

Pursuant to our Registration Statement deemed effective on June 20, 2017, we, “the Company,” sold a total of 3,037,300 shares of our common stock. The proceeds totaled $75,933. These shares were sold pursuant to Rule 419. The monies generated from the aforementioned capital raise will be used to attempt to make an acquisition.

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

Liquidity and Capital Resources

Our cash balance is $75,933 as of November 30, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $23,027 and $13,711 for the year ended November 30, 2017 and 2016, respectively. The increase in net loss is attributed to an increase in professional expenses.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statements of Changes in Stockholders’ Equity (Deficit)	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F9

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Photozou Holdings, Inc.

We have audited the accompanying balance sheets of Photozou Holdings, Inc. (the “Company”) as of November 30, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photozou Holdings, Inc. as of November 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has no yet established a source of revenue to cover the operating cost which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 12, 2018

- F2 -

PHOTOZOU HOLDINGS, INC.
BALANCE SHEETS

	November 30, 2017	November 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$75,933	$-

TOTAL CURRENT ASSETS	75,933	-

TOTAL ASSETS	75,933	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$-	$6,350
Due to related party	16,960	-

TOTAL LIABILITIES	16,960	6,350

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of November 30, 2017 and November 30, 2016)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
11,037,300 shares and 8,000,000 shares issued and outstanding
as of November 30, 2017 and November 30, 2016)	1,104	800
Additional paid in capital	107,938	19,909
Accumulated deficit	(50,086)	(27,059)
Accumulated other comprehensive income	17	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	58,973	(6,350)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$75,933	$-

The accompanying notes are an integral part of these financial statements.

- F3 -

PHOTOZOU HOLDINGS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended November 30, 2017	For the Year Ended November 30, 2016
OPERATING EXPENSES
General and Administrative Expenses	$23,027	$13,711

TOTAL OPERATING EXPENSES	23,027	13,711

NET LOSS	$(23,027)	$(13,711)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$17	$-

TOTAL COMPREHENSIVE LOSS	$(23,010)	$(13,711)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	10,570,115	8,000,000

The accompanying notes are an integral part of these financial statements.

- F4 -

PHOTOZOU HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME	DEFICIT	TOTALS

Balance November 30, 2015	8,000,000	$800	$7,898	$-	$(13,348)	$(4,650)
Contributed expenses	-	-	12,011	-	-	12,011
Net loss	-	-	-	-	(13,711)	(13,711)

Balance November 30, 2016	8,000,000	$800	$19,909	$-	$(27,059)	$(6,350)
Contributed expenses	-	-	12,400	-	-	12,400
Common stock issued for cash	3,037,300	304	75,629	-	-	75,933
Net loss	-	-	-	-	(23,027)	(23,027)
Foreign currency translation	-	-	-	17	-	17

Balance November 30, 2017	11,037,300	$1,104	$107,938	$17	$(50,086)	$58,973

The accompanying notes are an integral part of these financial statements.

- F5 -

PHOTOZOU HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the year	For the year
	Ended	Ended
	November 30, 2017	November 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,027)	$(13,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholder and contributed to the Company	12,400	12,011
Accrued expenses	10,610	1,700
Net cash used in operating activities	(17)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sold	75,933	-
Net cash provided by financing activities	75,933	-

Net effect of exchange rate changes on cash	17	-

Net Change in Cash and Cash equivalents	75,933	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$75,933	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Expenses paid directly by CEO on behalf of the Company	$16,960	$-

The accompanying notes are an integral part of these financial statements.

- F6 -

PHOTOZOU HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2017 AND 2016

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Photozou Holdings, Inc., (the “Company”) was incorporated under the laws of the State of Delaware on September 29, 2014. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On January 13, 2017, Thomas DeNunzio, the sole shareholder of the Company, transferred 8,000,000 shares of our common stock, which at the time represented all of our issued and outstanding shares, to Photozou Co., Ltd. On January 13, 2017, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. On January 13, 2017, Mr. Koichi Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. On January 18, 2017, we changed our name from Exquisite Acquisition, Inc. to Photozou Holdings, Inc. As of November 30, 2017, the Company had not yet commenced any operations.

The Company has elected November 30th as its fiscal year end.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at November 30, 2017 and 2016 were $75,933 and $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at November 30, 2017 or November 30, 2016.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of November 30, 2017 and 2016, there were no common stock equivalents or options outstanding.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

- F7 -

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

The company had no stock-based compensation plans at November 30, 2017 and 2016.

Share-based expense for the twelve months ended November 30, 2017 and November 30, 2016 was $0.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Foreign currency translation

The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

November 30, 2017
Current JPY: US$1 exchange rate	112.52
Average JPY: US$1 exchange rate	112.41

Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

Recent Accounting Pronouncements

Recent accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

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

- F8 -

NOTE 4 - RELATED-PARTY TRANSACTIONS

During the year ended November 30, 2016, our former sole officer/director/shareholder contributed additional paid in capital to pay for expenses on behalf of the Company in the amount of $12,011 to fund operating expenses.

During the year ended November 30, 2017, our sole officer and director contributed additional paid in capital in the amount of $12,400 to fund operating expenses of which $6,050 was paid directly on behalf of the Company for the year November 30, 2017 operating expenses and $6,350 was paid directly on behalf of the Company for prior year accrued expenses.

As of November 30, 2017, the Company had $16,960 owed to Photozou Co., Ltd., a related party for payments paid directly to fund operations on behalf of the Company. These are unsecured, due on demand and bear no interest.

The Company utilizes office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

On July 11, 2017, the Company entered into subscription agreements with Koichi Ishizuka, CEO of the Company. Pursuant to these agreements, the Company issued 847,000 shares of common stock in total to Mr. Ishizuka and received $21,125 in cash as aggregate consideration. At the time of purchase the price paid per share by Mr. Ishizuka was $0.025 per share.

On July 12, 2017, the Company entered into subscription agreements with Rei Ishizuka, the wife of Koichi Ishizuka. Pursuant to these agreements, the Company issued 597,800 shares of common stock in total to Mrs. Ishizuka and received $19,945 in cash as aggregate consideration. At the time of purchase the price paid per share by Mr. Ishizuka was $0.025.

NOTE 5 – SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during November 30, 2017 and 2016.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 11,037,300 shares and 8,000,000 shares of common stock issued and outstanding as of November 30, 2017 and 2016.

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

In July, 2017, the Company entered into subscription agreements with 61 shareholders. Pursuant to these agreements, the Company issued 3,033,800 shares of common stock in total to these shareholders and received $75,845 in cash as aggregate consideration. At the time of purchase the price paid per share by each shareholder was $0.025. The cash is held in escrow under Rule 419.

On November 30, 2017, the Company entered into subscription agreements with 1 shareholder. Pursuant to this agreement, the Company issued 3,500 shares of common stock in total to this shareholder and received $88 in cash as aggregate consideration. At the time of purchase the price paid per share by each shareholder was $0.025 USD. The cash is held in escrow under Rule 419.

NOTE 6 – IncoME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely.

	November 30,

	2017	2016
Deferred tax asset, generated from net operating loss at statutory rates	$10,518	$9,470
Valuation allowance	(10,518)	(9,470)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 7 – SUBSEQUENT EVENTS

On December 18, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Koichi Ishizuka, our President, CEO, Director and majority owner. At the closing of the Stock Purchase Agreement (which is contingent upon a 80% reconfirmation vote under Rule 419), Koichi Ishizuka will transfer to the Company, 10,000 shares of the common stock of Photozou Koukoku Co., Ltd., a Japan corporation (“Photozou Koukoku”), which represents all of its issued and outstanding shares, in consideration of 6,900,000 JPY ($60,766 USD translated by the exchange rate as of December 11, 2017) and the Company will gain a 100% interest in the issued and outstanding shares of Photozou Koukoku’s common stock and Photozou Koukoku will become a wholly owned subsidiary of the Company. The Company and Photozou Koukoku are under common control.

Photozou Koukoku Co., Ltd. was incorporated under the laws of Japan on March 14, 2017. Currently, Photozou Koukoku is headquartered in Tokyo, Japan. Its business is primarily advertising services and selling of cameras under consignment.

- F9 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report November 30, 2017 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our Chief Executive Officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee.

The Company believes that the material weaknesses  are due to the Company’s limited resources.

Our Chief Executive Officer that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our Chief Executive Officer recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of November 30, 2017, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the year ending November 30, 2017,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 45- Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

In 2004 Mr. Koichi Ishizuka graduated with his MBA from the University of Aoyama Gakuin. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., and Photozou Koukoku Co., Ltd.. He has held the position of CEO with OFF Line Co., Ltd. Since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017 and Photozou Koukoku Co., Ltd. since 2017.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at Photozou Holdings, Inc.

Employees

As of November 30, 2017, we had no employees outside of our sole officer and director.

Director’s Term of Office

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

Procedure for Nominating Directors

In 2017, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of November 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2016	-	-	-	-	-	-	-	-

Name and principal position (a)	As of November 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2017	-	-	-	-	-	-	-	-

Note: On January 13, 2017, Thomas DeNunzio sold 8,000,000 shares of our restricted common stock to Photozou Co., Ltd., a Japanese Company. The shares were sold for an aggregate purchase price of $100,000. Photozou Co., Ltd. is controlled by Koichi Ishizuka, a Japanese citizen. The aforementioned shares were sold pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). No directed selling efforts were made in the United States.

Director’s Compensation

Our director is not entitled to receive compensation for services rendered to Photozou Holdings, Inc., or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Employment Contracts and Officer’s Compensation

Since Photozou Holdings, Inc.’s incorporation on September 29, 2014, we have not paid any compensation to any officer, director or employee. We do not have employment agreements. Any future compensation to be paid will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. We do not currently have plans to pay any compensation until such time as it maintains a positive cash flow.

Stock Option Plan and Other Long-term Incentive Plan

Photozou Holdings, Inc. currently does not have existing or proposed option or SAR grants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of November 30, 2017 the Company had 11,037,000 shares of common stock and no shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Koichi Ishizuka (2)	847,000	7.7%	none	n/a	7.7%
5% or greater shareholders
Photozou, Co., Ltd. (1)	8,000,000	72.5%	none	n/a	72.5%
Takahashi Matsuyama	700,000	6.6%	none	n/a	6.6%
Rei Ishizuka (3)	597,800	5.4%	none	n/a	5.4%

(1) Mr. Koichi Ishizuka owns 100% of the issued and outstanding shares of Photozou, Co., Ltd.

(2) Koichi Ishizuka is the President, CEO and Director of the Company.

(3) Rei Ishizuka is the wife of Koichi Ishizuka

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended November 30, 2016, our former sole officer/director/shareholder, Thomas DeNunzio, contributed additional paid in capital to pay for expenses on behalf of the Company in the amount of $12,011 to fund operating expenses.

On January 13, 2017, Thomas DeNunzio sold 8,000,000 shares of our restricted common stock to Photozou Co., Ltd., a Japanese Company. At the time of sale this represented all of our issued and outstanding shares of common stock. Photozou Co., Ltd. remains our controlling shareholder.

The shares were sold for an aggregate purchase price of $100,000. Photozou Co., Ltd. is controlled by Koichi Ishizuka, a Japanese citizen. The aforementioned shares were sold pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). No directed selling efforts were made in the United States.

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

During the year ended November 30, 2017, our sole officer and director contributed additional paid in capital in the amount of $12,400 to fund operating expenses of which $6,050 was paid directly on behalf of the Company for the year ended November 30, 2017 operating expenses and $6,350 was paid directly on behalf of the Company for prior year accrued expenses.

As of November 30, 2017, the Company had $16,960 owed to Photozou Co., Ltd., a related party for payments paid directly to fund operations on behalf of the Company. These are due on demand and bear no interest.

The Company utilizes the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

Koichi Ishizuka, the company’s sole officer and director is the only promoter of the company.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2017	2016
Audit fees	MaloneBailey, LLP	$8,300	$6,000
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$8,300	$6,000

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended November 30, 2017. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form POS AM as filed with the SEC on June 9, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: February 13, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: February 13, 2018