Form 10-Q
period 2018-02-28
Photozou Holdings, Inc.
filed 2018-04-16
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2018

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

As of April 16, 2018 , there were 11,037,300 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

PHOTOZOU HOLDINGS, Inc.

FINANCIAL STATEMENTS

UNAUDITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Balance Sheets - Unaudited	F2

Statements of Operations - Unaudited	F3

Statements of Cash Flows - Unaudited	F4

Notes to Financial Statements - Unaudited	F5

-F1-

PHOTOZOU HOLDINGS, INC.
BALANCE SHEETS
(UNAUDITED)

	February 28, 2018	November 30, 2017

ASSETS
Current Assets
Cash and cash equivalents	$75,933	$75,933

TOTAL CURRENT ASSETS	75,933	75,933

TOTAL ASSETS	75,933	75,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Due to related party	$35,341	$16,960

TOTAL LIABILITIES	35,341	16,960

STOCKHOLDERS’ EQUITY
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of February 28, 2018 and November 30, 2017)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
11,037,300 shares and 11,037,300 shares issued and outstanding
as of February 28, 2018 and November 30, 2017, respectively)	1,104	1,104
Additional paid in capital	107,938	107,938
Accumulated deficit	(66,912)	(50,086)
Accumulated other comprehensive income (loss)	(1,538)	17
TOTAL STOCKHOLDERS’ EQUITY	40,592	58,973
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$75,933	$75,933

The accompanying notes are an integral part of these unaudited financial statements

-F2-

PHOTOZOU HOLDINGS, Inc.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months	Three months
	Ended	Ended
	February 28, 2018	February 28, 2017
OPERATING EXPENSES
General and Administrative Expenses	$16,826	$6,451

TOTAL OPERATING EXPENSES	16,826	6,451

NET LOSS	$(16,826)	$(6,451)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$(1,555)	$(7)

TOTAL COMPREHENSIVE LOSS	$(18,381)	$(6,458)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	11,037,300	8,000,000

The accompanying notes are an integral part of these unaudited financial statements

-F3-

PHOTOZOU HOLDINGS, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months	Three months
	Ended	Ended
	February 28, 2018	February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,826)	$(6,451)
Adjustments to reconcile net loss to net cash:
Expenses paid by shareholder and contributed to the Company	18,381	6,458
Net cash provided by operating activities	1,555	7

Net effect of exchange rate changes on cash	$(1,555)	$(7)

Net Change in Cash and Cash equivalents	$-	$-
Cash and cash equivalents - beginning of period	75,933	-
Cash and cash equivalents - end of period	75,933	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Accrued liabilities paid on behalf of the Company	-	6,350

The accompanying notes are an integral part of these unaudited financial statements

-F4-

PHOTOZOU HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

The Company has elected November 30th as its fiscal year end.

Basis of presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended November 30, 2017.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

As of February 28, 2018, the Company had $35,341 owed to Photozou Co., Ltd., a related party, of which $18,381 were for payments paid directly to fund operations on behalf of the Company during the period February 28, 2018. These are unsecured, due on demand and bear no interest.

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

Liquidity and Capital Resources

Our cash balance is $75,933 as of February 28, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $16,826 and $6,451 for the three months ended February 28, 2018 and 2017, respectively. The increase in net loss is attributed to an increase in professional expenses.

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

As of February 28, 2018 we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending February 28, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended February 28, 2018 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: April 16, 2018