Form 10-Q
period 2018-05-31
Photozou Holdings, Inc.
filed 2018-07-18
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2018

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

As of July 18, 2018, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

PHOTOZOU HOLDINGS, Inc.

FINANCIAL STATEMENTS

UNAUDITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets - Unaudited	F2

Consolidated Statements of Operations - Unaudited	F3

Consolidated Statements of Cash Flows - Unaudited	F4

Consolidated Notes to Financial Statements - Unaudited	F5

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31, 2018	November 30, 2017
		Restated
ASSETS
Current Assets
Cash and cash equivalents	$3,599	$84,959
Accounts receivable - trade	2,548	7,790
Accounts receivable - related party	5,239	-
Prepaid expenses	-	2,351
Inventories- consignment	126,595	11,579

TOTAL CURRENT ASSETS	137,981	106,679

Property, plant and equipment
Software	1,985	1,920
Less accumulated depreciation and amortization	(364)	(160)

TOTAL PROPERTY, PLANT AND EQUIPMENT	1,621	1,760

TOTAL ASSETS	139,602	108,439

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$394	$463
Due to related party	118,371	76,911
Advance receipt	118,373	-
Deferred revenue	-	7,962

TOTAL LIABILITIES	237,138	85,336

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of May31, 2018 and November 30, 2017)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
8,000,000 shares and 11,037,000 shares issued and outstanding
as of May 31, 2018 and November 30, 2017, respectively)	800	1,104
Additional paid in capital	32,396	108,025
Accumulated deficit	(129,110)	(86,361)
Accumulated other comprehensive income (loss)	(1,622)	335
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(97,536)	23,103
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$139,602	$108,439

The accompanying notes are an integral part of these unaudited financial statements

-F2-

PHOTOZOU HOLDINGS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
		Restated		Restated
Revenues
Revenue from cameras sold	$118,146	$524	$300,720	$524
Service revenue	6,327	5,429	13,300	5,429

Total revenues	124,473	5,953	314,020	5,953

Cost of revenues	115,042	441	289,358	441

Gross profit	9,431	5,512	24,662	5,512

OPERATING EXPENSES
General and Administrative Expenses	$28,601	$25,117	$67,411	$31,568

TOTAL OPERATING EXPENSES	$28,601	$25,117	$67,411	$31,568

NET LOSS	$(19,170)	$(19,605)	$(42,749)	$(26,056)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$1,816	$(211)	$(1,957)	$(218)

TOTAL COMPREHENSIVE LOSS	$(17,354)	$(19,816)	$(44,706)	$(26,274)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	10,277,975	8,000,000	10,653,465	8,000,000

The accompanying notes are an integral part of these unaudited financial statements

-F3-

PHOTOZOU HOLDINGS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months	Six months
	Ended	Ended
	May 31, 2018	May 31, 2017
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,749)	$(26,056)
Adjustments to reconcile net loss to net cash:
Expenses paid by shareholder and contributed to the Company	-	12,400
Depreciation and amortization expenses	198	-
Changes in operating assets and liabilities:
Accounts receivable – trade	5,242	(473)
Accounts receivable - related party	(5,239)	-
Prepaid expenses	2,351	(5,734)
Inventories- consignment	(115,016)	(17,260)
Advance receipt	118,373	-
Accounts payable	(69)	2,081
Accrued expenses	-	(5,845)
Deferred Revenue	(7,962)	16,142
Net cash used in operating activities	(44,871)	(24,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$49,731	$68,132
Repayment of due to related party	(8,271)	-
Cash contribution from shareholder	-	87
Stock cancellation	(75,933)	-
Net cash provided by (used in) financing activities	(34,473)	68,219

Net effect of exchange rate changes on cash	$(2,016)	$(218)

Net Change in Cash and Cash equivalents	$(81,360)	$43,256
Cash and cash equivalents - beginning of period	84,959	-
Cash and cash equivalents - end of period	3,599	43,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

-F4-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2018

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS

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

Pursuant to our Registration Statement deemed effective on June 20, 2017, the Company sold a total of 3,037,300 shares of our common stock. The proceeds totaled $75,933. These shares were sold pursuant to Rule 419. The monies generated from the aforementioned capital raise were to be used to attempt to make an acquisition. We did not however, make an acquisition in the allotted time granted by Rule 419. On May 8, 2018, we conducted a stock cancellation of above 3,037,300 shares and the total funds of $75,933 were returned to investors.

Photozou Koukoku Co., Ltd. was incorporated under the laws of Japan on March 14, 2017. Currently, Photozou Koukoku is headquartered in Tokyo, Japan. The Company offers advertising services and sells cameras on consignment.

The Company has elected November 30th as its fiscal year end.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of its wholly-owned subsidiary, Photozou Koukoku. Intercompany transactions are eliminated.

BASIS OF PRESENTATION & RESTATEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three months period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended November 30, 2017, included in our Form 10-K. All periods presented have been updated for the common control merger disclosed in below causing the prior period presentation to be restated to reflect the merger.

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. If there is a claim for a defect of product after within four days after arrival of goods, the Company shall accept a goods return.

INVENTORY – CONSIGNMENT

Inventory, consisting of used cameras, are primarily accounted for using the specific identification method, and are valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

As of May 31, 2018, the Company held inventory comprised solely of used cameras in the amount of $126,595. The purchase of inventory of cameras was handled by Mr. Takaharu Ogami on consignment.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

May 31, 2018
Current JPY: US$1 exchange rate	108.81
Average JPY: US$1 exchange rate	109.21

-F5-

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

REVENUE RECOGNITION AND DEFERRED REVENUE

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company provides the warranty for the delivery of its service. If the Company cannot deliver its service to customers successfully, the Company retry its operation until the delivery is completed.

In case of the service for the photo contest, the Company applies the percentage of completion method and unfinished part of collected cash is accounted as a deferred revenue.

Revenue for used cameras is recognized when the cameras are delivered to the customer.

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 31, 2018.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risks. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

NOTE 3 – Acquisition

On May 31, 2018, the Company entered into and consummated a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Koichi Ishizuka, our President, CEO, and Director. At the closing of the Stock Purchase Agreement, Koichi Ishizuka transferred to the Company, 10,000 shares of common stock of Photozou Koukoku Co., Ltd., a Japan corporation (“Photozou Koukoku”), which represented all of its issued and outstanding shares, in consideration of 1,000,000 JPY ($9,190USD as of the exchange rate May 31, 2018). The Company has since gained a 100% interest in the issued and outstanding shares of Photozou Koukoku’s common stock and Photozou Koukoku is now a wholly owned subsidiary of the Company. The Company and Photozou Koukoku were under common control at the time of the acquisition. Koichi Ishizuka had 72.7% of ownership of the Company. Due to the parent subsidiary relationship on Photozou Koukoku and the Company, under ASC 805-50, the transaction is being accounted for similar to a pooling of interests with carryover basis being used and go forward reporting will have the entities combined from the first day of the first period presented.

PHOTOZOU KOUKOKU CO., LTD.
BALANCE SHEETS
(UNAUDITED)

	May 31, 2018	November 30, 2017

ASSETS
Current Assets
Cash and cash equivalents	$3,599	$9,026
Accounts receivable - trade	2,549	7,790
Accounts receivable - related party	5,238	-
Prepaid expenses	-	2,351
Inventories- consignment	126,595	11,579

TOTAL CURRENT ASSETS	137,981	30,746

Property, plant and equipment
Software	1,985	1,920
Less accumulated depreciation and amortization	(364)	(160)

TOTAL PROPERTY, PLANT AND EQUIPMENT	1,621	1,760

TOTAL ASSETS	139,602	32,506

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$394	$462
Due to related party	72,631	59,951
Advance receipt	118,373	-
Deferred revenue	-	7,962

TOTAL LIABILITIES	191,398	68,375

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock (No Par value, 100,000,000 shares authorized, 10,000 shares issued and outstanding as of May 31, 2017 and November 30, 2017)	$87	$87
Accumulated deficit	(50,926)	(36,275)
Accumulated other comprehensive income (loss)	(957)	319
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(51,796)	(35,869)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$139,602	$32,506

PHOTOZOU KOUKOKU CO., LTD.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months	Six months	For the period from
	Ended	Ended	March 14, 2017 (Inception)
	May 31, 2018	May 31, 2018	through May 31, 2017

Revenues
Revenue from cameras sold	$118,146	$300,720	$524
Service revenue	6,327	13,300	5,429

Total revenues	124,473	314,020	5,953

Cost of revenues	115,042	289,358	441

Gross profit	9,431	24,662	5,512

OPERATING EXPENSES
General and Administrative Expenses	$15,276	$39,313	$19,236

TOTAL OPERATING EXPENSES	$15,276	$39,313	$19,236

NET LOSS	$(5,845)	$(14,651)	$(13,724)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$1,018	$(1,276)	$(77)

TOTAL COMPREHENSIVE LOSS	$(4,827)	$(15,927)	$(13,801)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.58)	$(1.47)	$(1.37)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	10,000	10,000	10,000

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the early stage of operations and has reoccurring net losses and negative cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - RELATED-PARTY TRANSACTIONS

For the six months ended May 31, 2018, the Company borrowed $49,731 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the six months ended May 31, 2018, the Company repaid $8,271 to Photozou Co., Ltd. The total due as of May 31, 2018 was $118,371 and is unsecured, due on demand and non-interest bearing.

For the six months ended May 31, 2018, the Company had account receivable of $5,239 from Offline Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total amount as of May 31, 2018 was $5,239. This was the advance payments and settled on July 4, 2018.

For the six months ended May 31, 2018, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 6 - CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory on consignment, accounts receivable and revenue.

Concentration of Purchases

For the six months ended May 31, 2018, 100% of the purchase of inventory of cameras was handled by Mr. Takaharu Ogami on consignment in the amount of $126,595.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the six months ended May 31, 2018, 87.2% of the revenue from the sale of cameras was generated from one customer in the amount of $263,681. For the six months ended May 31, 2018, 100% of the revenue from the sale of cameras was handled by Mr. Takaharu Ogami on consignment.

For the six months ended May 31, 2018, 61.7% of the service revenue was generated from one customer in the amount of $8,203.

NOTE 7 – COMMITMENTS

On March 17, 2017, the Company entered into an agreement with Telecom Square Taiwan, Inc. (the “Telecom”) whereas the Company will provide management services for a photo contest in consideration of NTD 48,500 ($16,142).

Term of contract

The photo contests shall be held 4 times and the Company shall host and manage the contests through April 30, 2018. The agreement to perform the aforementioned services may be extended with the Telecom’s consent. If the Company delays any service(s) without notice, the Company shall pay a penalty.

Schedule of Services

1st Inspection June 19, 2017 Degree of completion 25%

2nd Inspection September 18, 2017 Degree of completion 50%

3rd Inspection December 18, 2017 Degree of completion 75%

4th Inspection March 19, 2018 Degree of completion 100%

As of May 31, 2018 100% was completed.

On May 1, 2017, the Company entered into a consignment agreement with Mr. Takahara Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY 400,000 ($3,600) a month. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run another three months automatically.

The Company considers the sale of the cameras as being sold on consignment through Mr. Ogami’s efforts because he is responsible for the sale and shipping of the cameras at the expense of Photozou Koukoku. Photozou Koukoku is the legal owner of the camera(s) until the point of sale to the purchaser or purchaser(s).

As of May 31, 2018, the Company had advance receipt of $118,373. This was the receipt for the revenues of used cameras, which the shipment had not been completed by May 31, 2018.

NOTE 8 - SUBSEQUENT EVENTS

On June 5, 2018, Photozou Co., Ltd. entered into stock purchase agreements with 69 Japanese shareholders. Pursuant to these agreements, Photozou Co., Ltd. sold 3,028,900 shares of Photozou Holdings common stock in total to these individuals and received $75,723 as aggregate consideration. Each shareholder paid .025 USD per share.

The aforementioned sale of shares was exempt from registration in accordance with Regulation S of the Securities Act of 1933, as amended ("Regulation S") because the above sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

-F6-

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

On January 18, 2017, we changed our name from Exquisite Acquisition, Inc. to Photozou Holdings, Inc.

Pursuant to our Registration Statement deemed effective on June 20, 2017, the Company sold a total of 3,037,300 shares of our common stock. The proceeds totaled $75,933. These shares were sold pursuant to Rule 419.

On May 8, 2018, we conducted a stock cancellation of above 3,037,300 shares and the total funds of $75,933 were returned to investors. Pursuant to our Registration Statement deemed effective on June 20, 2017, the Company sold a total of 3,037,300 shares of our common stock. The proceeds totaled $75,933. These shares were sold pursuant to Rule 419. The monies generated from the aforementioned capital raise were to be used to attempt to make an acquisition. We did not however, make an acquisition in the allotted time granted by Rule 419

On May 31, 2018, the Company entered into and consummated a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Koichi Ishizuka, our President, CEO, and Director. At the closing of the Stock Purchase Agreement, Koichi Ishizuka transferred to the Company, 10,000 shares of common stock of Photozou Koukoku Co., Ltd., a Japan corporation (“Photozou Koukoku”), which represented all of its issued and outstanding shares, in consideration of 1,000,000 JPY ($9,190 USD as of the exchange rate May 31, 2018). The Company has since gained a 100% interest in the issued and outstanding shares of Photozou Koukoku’s common stock and Photozou Koukoku is now a wholly owned subsidiary of the Company. The Company and Photozou Koukoku were under common control at the time of the acquisition. Effective May 31, 2018, “the Company”, Photozou Holdings, Inc., and Mr. Koichi Ishizuka consummated a Stock Purchase Agreement for Photozou Koukoku, and Photozou Koukoku became a 100% wholly-owned subsidiary of the Company.

 On June 5, 2018, Photozou Co., Ltd. entered into stock purchase agreements with 69 Japanese shareholders. Pursuant to these agreements, Photozou Co., Ltd. sold 3,028,900 shares of common stock in total to these individuals and received $75,723 as aggregate consideration. Each shareholder paid .025 USD per share.

The aforementioned sale of shares was exempt from registration in accordance with Regulation S of the Securities Act of 1933, as amended ("Regulation S") because the above sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Liquidity and Capital Resources

Our cash balance is $3,599 as of May 31, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $19,170 and $19,605 for the three months ended May 31, 2018 and 2017, respectively. We recorded a net loss of $42,749 and $26,056 for the six months ended May 31, 2018 and 2017, respectively. The increase in net loss is attributed to the increase of active period of Photozou Koukoku. Photozou Koukoku was incorporated on March 14, 2017 and Photozou Koukoku recorded a net loss from January 1, 2018 through March 13, 2018..

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the early stage of operations and has net loss from inception and negative cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of May 31, 2018, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the six months ended May 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 5, 2018, Photozou Co., Ltd. entered into stock purchase agreements with 69 Japanese shareholders. Pursuant to these agreements, Photozou Co., Ltd. sold 3,028,900 shares of common stock in total to these individuals and received $75,723 as aggregate consideration. Each shareholder paid .025 USD per share.

The aforementioned sale of shares was exempt from registration in accordance with Regulation S of the Securities Act of 1933, as amended ("Regulation S") because the above sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2018 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: July 18, 2018