Form 10-Q
period 2018-08-31
Photozou Holdings, Inc.
filed 2018-10-04
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2018

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

As of October 4, 2018, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

PHOTOZOU HOLDINGS, Inc.

FINANCIAL STATEMENTS

UNAUDITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets - Unaudited	F2

Consolidated Statements of Operations - Unaudited	F3

Consolidated Statements of Cash Flows - Unaudited	F4

Consolidated Notes to Financial Statements - Unaudited	F5

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2018	November 30, 2017
		Restated
ASSETS
Current Assets
Cash and cash equivalents	$1,549	$84,959
Accounts receivable - trade	1,902	7,790
Prepaid expenses	-	2,351
Inventories- consignment	24,533	11,579

TOTAL CURRENT ASSETS	27,983	106,679

Property, plant and equipment
Software	1,946	1,920
Less accumulated depreciation and amortization	(454)	(160)

TOTAL PROPERTY, PLANT AND EQUIPMENT	1,492	1,760

TOTAL ASSETS	29,475	108,439

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	263	$463
Due to related party	124,912	76,911
Deferred revenue	12,127	7,962

TOTAL LIABILITIES	137,302	85,336

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of August 31, 2018 and November 30, 2017)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
8,000,000 shares and 11,037,000 shares issued and outstanding
as of August 31, 2018 and November 30, 2017, respectively)	800	1,104
Additional paid in capital	32,309	108,025
Accumulated deficit	(141,263)	(86,361)
Accumulated other comprehensive income	327	335
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(107,827)	23,103
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$29,475	$108,439

The accompanying notes are an integral part of these unaudited financial statements

-F2-

PHOTOZOU HOLDINGS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
		Restated		Restated
Revenues
Revenue from cameras sold	$257,253	$26,240	$557,973	$26,764
Service revenue	5,007	4,021	18,307	9,450

Total revenues	262,260	30,261	576,280	36,214

Cost of revenues	247,456	24,816	536,814	25,257

Gross profit	14,805	5,445	39,467	10,957

OPERATING EXPENSES
General and Administrative Expenses	$26,958	$19,933	$94,369	$51,501

TOTAL OPERATING EXPENSES	$26,958	$19,933	$94,369	$51,501

NET LOSS	$(12,153)	$(14,489)	$(54,902)	$(40,545)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$1,949	$(276)	$(8)	$(494)

TOTAL COMPREHENSIVE LOSS	$(10,205)	$(14,765)	$(54,911)	$(41,039)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	9,730,096	9,762,521	8,580,908

The accompanying notes are an integral part of these unaudited financial statements

-F3-

PHOTOZOU HOLDINGS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months	Nine months
	Ended	Ended
	August 31, 2018	August 31, 2017
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,902)	$(40,545)
Adjustments to reconcile net loss to net cash:
Expenses paid by shareholder and contributed to the Company	-	12,400
Depreciation and amortization expenses	294	65
Changes in operating assets and liabilities:
Accounts receivable - trade	5,888	(19,554)
Prepaid expenses	2,351	(4,331)
Inventories- consignment	(12,954)	(22,560)
Accrued expenses	(200)	(6,028)
Deferred Revenue	4,165	12,202
Net cash used in operating activities	(55,358)	(68,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of software	$-	$(1,964)
Net cash used in investing activities	-	(1,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$64,665	$84,922
Repayment of due to related party	(16,664)	-
Cash contribution from shareholder	-	75,629
Stock cancellation	(76,020)	303
Net cash provided by financing activities	(28,019)	160,854

Net effect of exchange rate changes on cash	$(34)	$(141)

Net Change in Cash and Cash equivalents	$(83,410)	$90,046
Cash and cash equivalents - beginning of period	84,959	-
Cash and cash equivalents - end of period	1,549	90,046

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

-F4-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED NOTES TO UNAUDITED FINANCIAL STATEMENTS

august 31, 2018

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

Pursuant to our Registration Statement deemed effective on June 20, 2017, the Company sold a total of 3,037,300 shares of our common stock. The proceeds totaled $75,933. These shares were sold pursuant to Rule 419. The monies generated from the aforementioned capital raise were to be used to attempt to make an acquisition. We did not however, make an acquisition in the allotted time granted by Rule 419. On May 8, 2018, we conducted a stock cancellation of above 3,037,300 shares and the total funds of $76,020  were returned to investors.

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

On July 17, 2018, Photozou Co., Ltd., our controlling shareholder, entered into stock purchase agreements with 1 Japanese shareholder. Pursuant to these agreements, Photozou Co., Ltd. sold a total of 7,000 shares of common stock to this individual and received $175   as aggregate consideration. Each shareholder paid $0.025 USD per share.

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

As of August 31, 2018, the Company held inventory comprised solely of used cameras in the amount of $24,533. The purchase of inventory of cameras was handled by Mr. Takaharu Ogami on consignment.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

August 31, 2018
Current JPY: US$1 exchange rate	101.02
Average JPY: US$1 exchange rate	109.77

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

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of August 31, 2018.

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

NOTE 5 - RELATED-PARTY TRANSACTIONS

For the nine months ended August 31, 2018, the Company borrowed $63,625   from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the nine months ended August 31, 2018, the Company repaid $16,664   to Photozou Co., Ltd. The total due as of August 31, 2018 was $124,912 and is unsecured, due on demand and non-interest bearing.

For the nine months ended August 31, 2018, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 6 - CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory on consignment, accounts receivable and revenue.

Concentration of Purchases

For the nine months ended August 31, 2018, 100% of the purchase of inventory of cameras was handled by Mr. Takaharu Ogami on consignment in the amount of $537,003.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the nine months ended August 31, 2018, 91.0% of the revenue from the sale of cameras was generated from one customer in the amount of $507,949 For the nine months ended August 31, 2018, 100% of the revenue from the sale of cameras was handled by Mr. Takaharu Ogami on consignment.

For the nine months ended August 31, 2018, 90.0% of the service revenue was generated from three customers in the amount of $16,471.

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

As of August 31, 2018 100% was completed.

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

As of August 31, 2018, the Company had advance receipt of $12,127. This was the receipt for the revenues of used cameras, which the shipment had not been completed by August 31, 2018.

NOTE 8 - SUBSEQUENT EVENTS

On September 10, 2018, Photozou Co., Ltd., our controlling shareholder, entered into stock purchase agreements with 4 Japanese shareholders. Pursuant to these agreements, Photozou Co., Ltd. sold a total of 21,700 shares of common stock to these individuals and received $543 as aggregate consideration. Each shareholder paid $0.025 USD per share.

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

On July 17, 2018, Photozou Co., Ltd., our controlling shareholder, entered into stock purchase agreements with 1 Japanese shareholder. Pursuant to these agreements, Photozou Co., Ltd. sold a total of 7,000 shares of common stock to this individual and received $175 as aggregate consideration. Each shareholder paid $0.025 USD per share.

On September 10, 2018, Photozou Co., Ltd., our controlling shareholder, entered into stock purchase agreements with 4 Japanese shareholders. Pursuant to these agreements, Photozou Co., Ltd. sold a total of 21,700 shares of common stock to these individuals and received $543 as aggregate consideration. Each shareholder paid $0.025 USD per share.

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

Liquidity and Capital Resources

Our cash balance is $3,599 as of August 31, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $12,153 and $14,489 for the three months ended August 31, 2018 and 2017, respectively. We recorded a net loss of $54,902 and $40,545 for the nine months ended August 31, 2018 and 2017, respectively. The increase in net loss is attributed to the increase of active period of Photozou Koukoku. Photozou Koukoku was incorporated on March 14, 2017 and Photozou Koukoku recorded a net loss from January 1, 2018 through March 13, 2018..

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

As of August 31, 2018, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the six months ended August 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 17, 2018, Photozou Co., Ltd., our controlling shareholder, entered into stock purchase agreements with 1 Japanese shareholder. Pursuant to these agreements, Photozou Co., Ltd. sold a total of 7,000 shares of common stock to this individual and received $175 as aggregate consideration. Each shareholder paid $0.025 USD per share.

On September 10, 2018, Photozou Co., Ltd., our controlling shareholder, entered into stock purchase agreements with 4 Japanese shareholders. Pursuant to these agreements, Photozou Co., Ltd. sold a total of 21,700 shares of common stock to these individuals and received $543 as aggregate consideration. Each shareholder paid $0.025 USD per share.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2018 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: October 4, 2018