Form 10-Q/A
period 2018-08-31
Photozou Holdings, Inc.
filed 2018-10-16
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

As of October 16, 2018, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

Explanatory Note: We, Photozou Holdings, Inc., are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2018 to amend clerical errors present in the tables and notes of the previous 10-Q filed on October 4, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

PHOTOZOU HOLDINGS, Inc.

FINANCIAL STATEMENTS

UNAUDITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets - Unaudited	F2

Consolidated Statements of Operations - Unaudited	F3

Consolidated Statements of Cash Flows - Unaudited	F4

Consolidated Notes to Financial Statements - Unaudited	F5

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2018	November 30, 2017
		Restated
ASSETS
Current Assets
Cash and cash equivalents	$1,549	$84,959
Accounts receivable - trade	1,902	7,790
Prepaid expenses	-	2,351
Inventories- consignment	24,532	11,579

TOTAL CURRENT ASSETS	27,983	106,679

Property, plant and equipment
Software	1,946	1,920
Less accumulated depreciation and amortization	(454)	(160)

TOTAL PROPERTY, PLANT AND EQUIPMENT	1,492	1,760

TOTAL ASSETS	29,475	108,439

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	176	$463
Due to related party	124,912	76,911
Deferred revenue	12,127	7,962

TOTAL LIABILITIES	137,215	85,336

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of August 31, 2018 and November 30, 2017)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
8,000,000 shares and 11,037,000 shares issued and outstanding
as of August 31, 2018 and November 30, 2017, respectively)	800	1,104
Additional paid in capital	32,396	108,025
Accumulated deficit	(141,263)	(86,361)
Accumulated other comprehensive income	327	335
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(107,740)	23,103
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$29,475	$108,439

The accompanying notes are an integral part of these unaudited financial statements

-F2-

PHOTOZOU HOLDINGS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
		Restated		Restated
Revenues
Revenue from cameras sold	$257,253	$26,240	$557,973	$26,764
Service revenue	5,007	4,021	18,307	9,450

Total revenues	262,260	30,261	576,280	36,214

Cost of revenues	247,455	24,816	536,813	25,257

Gross profit	14,805	5,445	39,467	10,957

OPERATING EXPENSES
General and Administrative Expenses	$26,958	$19,933	$94,369	$51,501

TOTAL OPERATING EXPENSES	$26,958	$19,933	$94,369	$51,501

NET LOSS	$(12,153)	$(14,488)	$(54,902)	$(40,544)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$1,949	$(276)	$(8)	$(494)

TOTAL COMPREHENSIVE LOSS	$(10,204)	$(14,764)	$(54,910)	$(41,038)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	9,730,096	9,762,521	8,580,908

The accompanying notes are an integral part of these unaudited financial statements

-F3-

PHOTOZOU HOLDINGS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months	Nine months
	Ended	Ended
	August 31, 2018	May 31, 2017
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,902)	$(40,544)
Adjustments to reconcile net loss to net cash:
Expenses paid by shareholder and contributed to the Company	-	12,400
Depreciation and amortization expenses	294	65
Changes in operating assets and liabilities:
Accounts receivable - trade	5,888	(19,554)
Prepaid expenses	2,351	(4,331)
Inventories- consignment	(12,953)	(22,560)
Accrued expenses	(287)	(6,028)
Deferred Revenue	4,165	12,202
Net cash used in operating activities	(55,444)	(68,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of software	$-	$(1,964)
Net cash used in investing activities	-	(1,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$64,665	$84,922
Repayment of due to related party	(16,664)	-
Cash contribution from shareholder	-	75,932
Stock cancellation	(75,933)	-
Net cash provided by financing activities	(27,932)	160,854

Net effect of exchange rate changes on cash	$(34)	$(494)

Net Change in Cash and Cash equivalents	$(83,410)	$90,046
Cash and cash equivalents - beginning of period	84,959	-
Cash and cash equivalents - end of period	1,549	90,046

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

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

On June 5, 2018, Photozou Co., Ltd., our controlling shareholder, entered into stock purchase agreements with 69 Japanese shareholders. Pursuant to these agreements, Photozou Co., Ltd. sold 3,028,900 shares of Photozou Holdings common stock in total to these individuals and received $75,723 as aggregate consideration. Each shareholder paid .025 USD per share.

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

As of August 31, 2018, the Company held inventory comprised solely of used cameras in the amount of $24,532. The purchase of inventory of cameras was handled by Mr. Takaharu Ogami on consignment.

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

NOTE 5 - RELATED-PARTY TRANSACTIONS

For the nine months ended August 31, 2018, the Company borrowed $64,665 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the nine months ended August 31, 2018, the Company repaid $16,664 to Photozou Co., Ltd. The total due as of August 31, 2018 was $124,912 and is unsecured, due on demand and non-interest bearing.

For the nine months ended August 31, 2018, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 6 - CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory on consignment, accounts receivable and revenue.

Concentration of Purchases

For the nine months ended August 31, 2018, 100% of the purchase of inventory of cameras was handled by Mr. Takaharu Ogami on consignment in the amount of $24,532.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the nine months ended August 31, 2018, 91.0% of the revenue from the sale of cameras was generated from one customer whose name was Hiroshi Funada in the amount of $507,949. For the nine months ended August 31, 2018, 100% of the revenue from the sale of cameras was handled by Mr. Takaharu Ogami on consignment.

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

Liquidity and Capital Resources

Our cash balance is $1,549 as of August 31, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $12,153 and $14,488 for the three months ended August 31, 2018 and 2017, respectively. We recorded a net loss of $54,902 and $40,544 for the nine months ended August 31, 2018 and 2017, respectively. The increase in net loss is attributed to the increase of active period of Photozou Koukoku. Photozou Koukoku was incorporated on March 14, 2017 and Photozou Koukoku recorded a net loss from January 1, 2018 through March 13, 2018..

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

Dated: October 16, 2018