Form 10-K
period 2018-11-30
Photozou Holdings, Inc.
filed 2019-03-15
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2018

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

[  ] Yes  [X] No

As of May 31, 2018, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $220.

As of March 15, 2019, there were 8,000,000 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

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

On January 13, 2017, Thomas DeNunzio sold 8,000,000 shares of our restricted common stock, which represented all of our issued and outstanding shares at the time, to Photozou Co., Ltd., a Japan corporation.

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

On May 8, 2018, the Company conducted a stock cancellation of the above 3,037,300 shares and the total funds of $75,933 were returned to investors. The cancellation of the shares and return of funds was due to the fact that we did not make an acquisition in the allotted time granted by Rule 419.

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

Photozou Koukoku Co., Ltd. was incorporated under the laws of Japan on March 14, 2017. Currently, Photozou Koukoku is headquartered in Tokyo, Japan. The Company’s primary business is focused on online advertising and the sale of used cameras.

Overview

Our principal executive offices are located at 4-30-4F, Yotsuya, Shinjuku-ku, Tokyo, 160-0004, Japan.

The Company has elected November 30th as its fiscal year end.

Currently, we operate through our wholly owned subsidiary, Photozou Koukoku Co., Ltd., “Photozou Koukoku” of which is engaged in advertising services and selling used cameras.

Photozou Koukoku was incorporated under the laws of Japan on March 14, 2017.

Currently, Photozou Koukoku is headquartered at 4-30-4F, Yotsuya, Shinjuku-ku, Tokyo, 160-0004, Japan. Photozou Koukoku’s office space is provided rent free by our Chief Executive Officer, Koichi Ishizuka.

Photozou Koukoku Co., Ltd.’s business operations are primarily focused around the sale of used cameras sold through the website https://shop.photozou.co.jp/, and online advertising through various channels. On April 17, 2017, Photozou Koukoku obtained a license to operate as a used goods merchant in Japan.

Background of Operations - Sale of Cameras

Photozou Koukoku deals used cameras as its primary business, which include mainly high-class digital single lens reflex cameras produced by well-known Japanese camera makers, e.g. Canon, Nikon, Fujifilm, etc.

The camera industry in Japan is a multi-billion dollar industry and cameras made in Japan have worldwide appeal and recognition. This is due to the fact that common household name camera manufacturers such as Canon, Nikon, Sony and several others, are headquartered in Japan and sell high end, digital cameras, generally associated with high quality.

The Company believes that due to the high quality of cameras created by Japanese camera makers that these will be the most appealing products to offer to the Japanese market.

However, should market trends shift and the demand for cameras of other companies see a surge in popularity then Photozou Koukoku may consider the possibility of acquiring and reselling cameras by other manufacturers. It may also consider the possibility of selling electronics that serve other purposes other than taking photographs, but have a camera embedded in them, such as camera phones. At this time however, the focus is to sell used high-class digital single lens reflex cameras.

 Purchasing

Photozou Koukoku primarily purchases used cameras from used camera dealers and individual consumers in Japan. Photozou Koukoku’s supporting website at http://photozou.jp/kaitori/top/ can be used by interested parties to access pertinent information relating to selling their cameras. For example, there is a section of the website which discloses a price list by product. Through the website they can also request an estimate, review Photozou Koukoku’s procedure for purchasing cameras and fill out an application to sell their camera. Currently, Photozou Koukoku has hired, as an independent contractor, Mr. Takaharu Ogami to handle the entirety of all purchasing and selling activities of Photozou Koukoku’s camera business. Relating to his services to Photozou Koukoku, Mr. Takaharu is paid a monthly fee in amount of JPY 400,000 ($3,600). Mr. Ogami’s efforts is responsible for the sale and shipping of the cameras at the expense of Photozou Koukoku. Photozou Koukoku is the legal owner of the camera(s) until the point of sale to the purchaser or purchaser(s).

Inventory

The Company consigns its operations regarding the sale of cameras to Mr. Ogami. Inventory however, remains under legal ownership of the Company.

As of November 30, 2018 and 2017, the Company held inventory comprised solely of used cameras in the amount of $10,740 and $44,207.

Selling

Photozou Koukoku sells used cameras to individual consumers through the supporting website at https://shop.photozou.co.jp/. Visitors to the site can view Photozou Koukoku’s current inventory which includes the specific brand and features of the cameras offered for sale. Additionally, from time to time cameras are sold online utilizing Yahoo auctions. Cameras are then shipped to the purchaser for a fee that is determined at a later date, and may differ on a case by case basis depending on the type of camera and method of delivery. In addition, Photozou Koukoku sells cameras to distributors through the sales efforts of Mr. Ogami.

Photozou Koukoku plans to expand its target customers to outside of Japan and intends to continuously evaluate the possibility of selling cameras directly to additional distributors.

 Advertising Services

At present, Photozou Koukoku conducts two types of advertising services. These services include managing online photo contests and web advertising services specifically geared toward advertisements that are placed on what is known as “The Photozou-Social Networking Service.” The aforementioned is a social networking website, primarily for photo sharing. Its web address can be found here: http://photozou.jp/?lang=en. The online social networking website is owned entirely by Photozou Co., Ltd., a Japan Corporation, which our CEO and Director, Koichi Ishizuka, also owns and controls in its entirety.

Herein, we may refer to the aforementioned social networking website as “the Photozou-SNS”, “SNS”, “the website” or “the social networking site.”

Photozou Koukoku develops banner ads for third party companies and subsequently assists those clients with having those advertisements placed on the Photozou-SNS. Fees are determined on a case by case basis and vary depending on whether or not Photozou Co., Ltd contracts Photozou Koukoku to work with a pre-existing client, or if Photozou Koukoku obtains the client on their own accord.

It is possible that the Company will expand into offering additional online advertising services, and will create advertisements in forms other than banner ads, but no such plans have been fully developed at this point in time.

As mentioned above the Company also manages and operates photo contests that take place on the SNS. The photo contests are funded by third parties and are used as a way to promote and advertise the business operations of the third party companies hosting the photo contest(s), through the social networking site. Fees for this service are also on a case by case basis and vary depending on whether or not Photozou Co., Ltd contracts Photozou Koukoku to work with a pre-existing client, or if Photozou Koukoku obtains the client on their own accord.

The typical model for photo contest(s) follows several steps. Initially the photo contest, and any applicable themes and guidelines, are announced on the Photozou-SNS (which has more than 7 million registered users). Secondly, the participants have about two to three months to submit their photographs to the photo contest. Subsequently, the photographs will be judged on certain criteria depending on the type of contest and then the announcement of results (winners) will take place on Photozou-SNS. In order to attract individuals to take part in the photo contest incentives like prizes are offered. The prizes differ on a case by case basis but may consist of a combination of cash, gift cards, or other goods.

For the year ended November 30, 2018, Photozou Koukoku managed and operated the “Wi-Ho Photo Contest” sponsored by Telecom Square Taiwan, Inc. This service was completed in May 2018.

Promotional activity

Our CEO, Koichi Ishizuka has verbally consented that we may utilize the SNS to promote and advertise our own services.

We believe there to be a clear synergy between the operations of Photozou Koukoku and the Photozou-SNS, as Photozou-SNS is a website where users can upload and share pictures taken with their cameras. It is our belief that many individuals who are sharing, browsing and evaluating photographs online will have an interest in purchasing cameras for personal use and potentially to upload more photos on the website. They may also potentially own a business that seeks to run a photo contest via the SNS which we may benefit from should they decide to do so.

Concentrations

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2018, 92.8% of the inventories of cameras were purchased from one supplier whose name was Degital Reuse in the amount of $539,394.For the year ended November 30, 2018, 100% of the purchase of inventory cameras in the amount of $581,162 was handled by Mr. Takaharu Ogami, whom the Company has an agreement with to sell and buy cameras on behalf of the Company for a monthly fee.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2018, 90.9% of the revenue from the sale of cameras was generated from one customer whose name was Hiroshi Funada in the amount of $605,217. For the year ended November 30, 2018, 100% of the revenue from the sale of cameras was handled by Mr. Takaharu Ogami, who is paid a monthly fee under contact. .

For the year ended November 30, 2018, 95.7% of the service revenue was generated from four customers in the amount of $21,635.

Future Plans

Over the next three months we, Photozou Koukoku, plan to develop our website further and begin advertising our inventory on Photozou-SNS. Additionally, we intend to increase our current level of inventory comprised of used cameras.

Subsequently, and over the next six months, we plan to increase the number of distributors and individual customers to whom we are directly selling used cameras. Additionally, there are plans, which are not fully developed, to expand the business and explore foreign markets.

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

Holders

As of March 15, 2019, there was 74 shareholders of record of our common stock and 8,000,000 shares of common stock deemed outstanding.

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

On June 5, 2018, Photozou Co., Ltd., our controlling shareholder, entered into stock purchase agreements with 69 Japanese shareholders. Pursuant to these agreements, Photozou Co., Ltd. sold a total of 3,028,900 shares of common stock to these individuals and received $75,723 as aggregate consideration. Each shareholder paid $0.025 USD per share.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.”

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

Liquidity and Capital Resources

As of November 30, 2018 and 2017, we had cash and cash equivalents in the amount of $5,923 and 84,959, respectively. The decrease in cash is attributed to the event on May 8, 2018 whereas, we conducted a stock cancellation of 3,037,300 shares and returned funds of $75,933 to investors. The cancellation of the shares and return of funds was due to the fact that we did not make an acquisition in the allotted time granted by Rule 419.

Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any substantive period of time. We have been utilizing and may utilize funds from Photozou Co., Ltd., our parent company owned and managed by Koichi Ishizuka, our CEO. Photozou Co., Ltd, and Koichi Ishizuka, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the year ended November 30, 2018, the Company borrowed $81,892 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the year ended November 30, 2018, the Company repaid $16,305 to Photozou Co., Ltd. The total due as of November 30, 2018 was $142,588 and is unsecured, due on demand and non-interest bearing.

Revenues

For the year ended November 30, 2018 and 2017, we generated revenues in the amount of $666,027 and $97,334, respectively, for used cameras, and $22,604 and $16,241, respectively, for services.

Our increase in revenues is associated with an influx in operations.

Our Revenues were generated from the sale of used cameras and also advertising services.

Net Loss

We recorded a net loss of $69,308 and $62,354 for the year ended November 30, 2018 and 2017, respectively. The greater net loss for the year ended November 30, 2018, as opposed to the year ended November 30, 2017, is attributed to the fact that we now operate through our new wholly owned subsidiary, Photozou Koukoku. Photozou Koukoku was incorporated on March 14, 2017 and Photozou Koukoku recorded a net loss from January 1, 2018 through March 13, 2018.

We believe that we realized a net loss for the year ended November 30, 2018 because our and our subsidiary’s collective operating expenses, outweighed our gross profits.

Through the current date, our gross profit ratio has been, in our opinion, low. To improve upon our margins, going forward, we intend to make an attempt to purchase cameras at lesser prices by better negotiating purchases in our favor, and or buying in bulk at cheaper prices. We do not believe a small increase in our pricing will deter buyers from purchasing our cameras, therefore we are also exploring the possibility of increasing our prices slightly.

Cash flow

For the year ended November 30, 2018 and 2017, we had negative cash flows from operations in the amount of $71,060 and $66,414, respectively.

Working capital

As of November 30, 2018 and 2017, we had a working deficit of $124,264 and working capital of $18,318, respectively.

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

Management’s Discussion and Analysis of Results of Operations for Photozou Koukoku Co., Ltd.

At present, the Company has an agreement with Mr. Takaharu Ogami,whereas Mr. Ogamito, will handle all aspects of Photozou Koukoku’s business activities relating to the buying and selling of used cameras on our behalf. We currently manage and operate the “Wi-Ho Photo Contest” sponsored by Telecom Square Taiwan. In the future we seek to manage further contests of the same sort.

As mentioned in our business plan we also offer advertising services whereas we assist third party companies with the creation of advertisements to be placed on the Photozou-SNS.

Over the next three months we plan to further develop the company’s website at http://kaitori.photozou.jp/ and begin promoting inventory on Photozou-SNS. Additionally, we intend to increase the number of cameras purchased from individuals to increase inventory. Subsequently, and over the next six months, we plan to increase the number of distributors and individual customers to whom we directly sell used cameras.

For the year ended November 30, 2018, 88.1% of the revenue from the sale of cameras was generated from one customer whose name was Hiroshi Funada in the amount of $605,228.

Currently, we offer predominantly traditional high end cameras from name brand Japanese Camera manufacturers. Management recognizes that globally there has been a drastic increase in the quantity of cameras, in particular those embedded in camera phones. At present it is the Company’s intention to sell digital single lens reflex cameras that are made for the specific purpose of photography, without any other general purpose. Should consumers in the Japanese market decrease their spending on purpose built, high end cameras, as a result of cameras being embedded in other electronic devices they may own, there is the possibility that our revenues may decrease or will at the very least, be negatively impacted.

In the future we may explore the possibility of offering electronics that have a camera embedded in the device, such as a camera phone. At this time however, we have no plans to do so.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statements of Changes in Stockholders’ Equity (Deficit)	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F8

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Photozou Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Photozou Holding, Inc. and its subsidiary (collectively, the “Company”) as of November 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

March 13, 2019

- F2 -

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2018	November 30, 2017
		Restated
ASSETS
Current Assets
Cash and cash equivalents	$5,923	$84,959
Accounts receivable - trade	2,353	2,446
Prepaid expenses	-	2,351
Other current asset	373	-
Inventories	10,740	44,207

TOTAL CURRENT ASSETS	19,389	133,963

Property, plant and equipment
Software	1,904	1,920
Less accumulated depreciation and amortization	(539)	(160)

TOTAL PROPERTY, PLANT AND EQUIPMENT	1,364	1,760

TOTAL ASSETS	$20,754	$135,723

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$241	$462
Due to related party	142,588	76,911
Deferred revenue	824	38,272

TOTAL LIABILITIES	143,653	115,645

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of November 31, 2018 and November 30, 2017)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
8,000,000 shares and 11,037,000 shares issued and outstanding
as of November 30, 2018 and 2017, respectively)	800	1,104
Additional paid in capital	32,396	108,025
Accumulated deficit	(158,721)	(89,413)
Accumulated other comprehensive income	2,626	362

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(122,899)	20,078

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$20,754	$135,723

The accompanying notes are an integral part of these consolidated financial statements

- F3 -

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	November 30, 2018	November 30, 2017
		Restated
Revenues
Revenue from cameras sold	$666,027	$97,334
Service revenue	22,604	16,241

Total revenues	688,631	113,575

Cost of revenues	637,718	93,213

Gross profit	50,913	20,362

OPERATING EXPENSES
General and Administrative Expenses	120,221	82,716

TOTAL OPERATING EXPENSES	120,221	82,716

NET LOSS	$(69,308)	$(62,354)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,264	362

TOTAL COMPREHENSIVE LOSS	$(67,044)	$(61,992)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	9,323,098	10,570,115

The accompanying notes are an integral part of these consolidated financial statements

- F4 -

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME	DEFICIT	TOTALS

Balance November 30, 2016	8,000,000	$800	$19,909	$-	$(27,059)	$(6,350)
Contributed expenses	-	-	12,400	-	-	12,400
Common stock issued for cash	3,037,300	304	75,629	-	-	75,933
Cash received from issuance of Photozou Koukoku Co. Ltd shares	-	-	87	-	-	87
Net loss	-	-	-	-	(62,354)	(62,354)
Foreign currency translation	-	-	-	362	-	362

Balance November 30, 2017	11,037,300	$1,104	$108,025	$362	$(89,413)	$20,078
Stock cancellation	(3,037,300)	(304)	(75,629)	-	-	(75,933)
Net loss	-	-	-	-	(69,308)	(69,308)
Foreign currency translation	-	-	-	2,264	-	2,264

Balance November 30, 2018	8,000,000	800	32,396	2,626	(158,721)	(122,899)

The accompanying notes are an integral part of these consolidated financial statements

- F5 -

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	November 30, 2018	November 30, 2017
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,308)	$(62,354)
Adjustments to reconcile net loss to net cash:
Expenses paid by shareholder and contributed to the Company	-	12,400
Depreciation and amortization expenses	379	160
Changes in operating assets and liabilities:
Accounts receivable - trade	93	(2,446)
Prepaid expenses	2,351	(2,351)
Other current asset	(373)	-
Inventories	33,467	(44,207)
Accrued expenses	(221)	(5,888)
Deferred Revenue	(37,448)	38,272
Net cash used in operating activities	(71,060)	(66,414)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from issuance of Photozou Koukoku Co., Ltd shares	-	87
Cash paid for purchase of software	-	(1,920)
Net cash used in investing activities	-	(1,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	81,982	101,795
Repayment of due to related party	(16,305)	(24,884)
Issuance of common stock for cash	-	75,933
Stock cancellation	(75,933)	-
Net cash (used in) and provided by financing activities	(10,256)	152,844

Net effect of exchange rate changes on cash	$2,280	$362

Net Change in Cash and Cash equivalents	$(79,036)	$84,959
Cash and cash equivalents - beginning of period	84,959	-
Cash and cash equivalents - end of period	$5,923	$84,959

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

- F6 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018 AND 2017

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

Photozou Koukoku was incorporated under the laws of Japan on March 14, 2017. Currently, Photozou Koukoku is headquartered in Tokyo, Japan. The Company offers advertising services and sells used cameras.

Our principal executive offices are located at 4-30-4F, Yotsuya, Shinjuku-ku, Tokyo, 160-0004, Japan.

The Company has elected November 30th as its fiscal year end.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiary, Photozou Koukoku. Intercompany transactions are eliminated.

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

RELATED PARTY TRANSACTION

The Company accounts for related party transactions in accordance with ASC 850 ("Related Party Disclosures"). A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

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

As of November 30, 2018 and 2017, the Company held inventory comprised solely of used cameras in the amount of $10,740 and $44,207. The purchase of inventory of cameras was 100% handled by Mr. Takaharu Ogami, who under contract buys and sells all cameras.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation and impairment loss. The initial cost of the assets comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the respective assets as follows: computer software developed or acquired for internal use, 2 to 5 years; computer equipment, 2 to 5 years; buildings and improvements, 5 to 15 years; leasehold improvements, 2 to 10 years; and furniture and equipment, 1 to 5 years.

Significant improvements are capitalized when it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performance. When improvements are made to real property and those improvements are permanently affixed to the property, the title to those improvements automatically transfers to the owner of the property. The lessee’s interest in the improvements is not a direct ownership interest but rather it is an intangible right to use and benefit from the improvements during the term of the lease. The Company uses the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the year ended November 30, 2018 and 2017, the Company did not record any impairment charges on long-lived assets.

Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	November 30, 2018	November 30, 2017
Current JPY: US$1 exchange rate	113.46	112.51
Average JPY: US$1 exchange rate	110.51	112.41

- F7 -

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

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2018 and 2017.

INCOME TAX

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. The Company elected to adopt the new standard effective December 1, 2018.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company elected adopting the standard using the modified retrospective method. The Company has identified its revenue streams and assessed each for the impacts. The Company anticipates the adoption of Topic 606 will not have a material impact in the timing or amount of revenue recognized, including the presentation of revenues in the Company’s consolidated statements of income and comprehensive loss. The impact from the cumulative effect adjustment is expected to be immaterial and the Company anticipates the impact will be immaterial to the consolidated financial statements for the full fiscal year 2019.

NOTE 3 – ACQUISITION AND RESTATEMENT

On May 31, 2018, the Company entered into and consummated a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Koichi Ishizuka, our President, CEO, and Director. At the closing of the Stock Purchase Agreement, Koichi Ishizuka transferred to the Company, 10,000 shares of common stock of Photozou Koukoku Co., Ltd., a Japan corporation (“Photozou Koukoku”), which represented all of its issued and outstanding shares, in consideration of 1,000,000 JPY ($9,190USD as of the exchange rate May 31, 2018). The Company has since gained a 100% interest in the issued and outstanding shares of Photozou Koukoku’s common stock and Photozou Koukoku is now a wholly owned subsidiary of the Company. The Company and Photozou Koukoku were under common control at the time of the acquisition. Koichi Ishizuka had 72.7% of ownership of the Company. Due to the parent subsidiary relationship on Photozou Koukoku and the Company, under ASC 805-50, the transaction is being accounted for similar to a pooling of interests with carryover basis being used and go forward reporting will have the entities combined from the first day of the first period presented. All periods presented have been updated for the common control merger causing the prior period presentation to be restated to reflect the merger.

PHOTOZOU KOUKOKU CO., LTD.
BALANCE SHEET

November 30, 2017

ASSETS
Current Assets
Cash and cash equivalents	$9,026
Prepaid expenses	2,351
Accounts receivable - trade	2,446
Inventories	44,207

TOTAL CURRENT ASSETS	58,030

Property, plant and equipment
Software	1,920
Less accumulated depreciation and amortization	(160)

TOTAL PROPERTY, PLANT AND EQUIPMENT	1,760

TOTAL ASSETS	$59,790

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities
Due to related party	$59,951
Accrued expenses	462
Deferred revenue	38,272

TOTAL CURRENT LIABILITIES	98,685

TOTAL LIABILITIES	98,685

Shareholders' Deficit
Common stock (No par value, 100,000,000 shares authorized,
10,000 shares issued and outstanding as of November 30, 2017)	87
Accumulated deficit	(39,327)
Accumulated other comprehensive loss	345

TOTAL SHAREHOLDERS' DEFICIT	(38,895)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$59,790

PHOTOZOU KOUKOKU CO., LTD.
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

For the year ended
November 30, 2017
Revenues
Revenue from cameras sold	$97,334
Service revenue	16,241

Total revenues	113,575

Cost of revenues	98,213

Gross profit	20,362

Operating Expenses
General and Administrative Expenses	$59,689

Total Operating expenses	59,689

NET LOSS	$(39,327)

Other Comprehensive Income
Foreign currency translation adjustment	345

TOTAL COMPREHENSIVE LOSS	$(38,982)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(3.90)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,000

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

NOTE 5 - RELATED-PARTY TRANSACTIONS

For the year ended November 30, 2017, our sole officer and director contributed additional paid in capital in the amount of $12,400 to fund operating expenses of which $6,050 was paid directly on behalf of the Company for the year November 30, 2017 operating expenses and $6,350 was paid directly on behalf of the Company for prior year accrued expenses.

For the year ended November 30, 2018, the Company borrowed $81,982 of which $58,090 was paid directly to pay expenses on behalf of the Company from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the year ended November 30, 2018, the Company repaid $16,305 to Photozou Co., Ltd. The total due as of November 30, 2018 was $142,588 and is unsecured, due on demand and non-interest bearing. For the year ended November 30, 2017, the Company borrowed $101,795 of which 100% was paid directly for expenses paid on behalf of the Company from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the year ended November 30, 2017, the Company repaid $24,884 to Photozou Co., Ltd. The total due as of November 30, 2017 was $76,911 and is unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2018, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 6– SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during November 30, 2018 and 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares and 11,037,300 shares of common stock issued and outstanding as of November 30, 2018 and 2017.

For the year ended November 30, 2017, the Company entered into subscription agreements with 62 shareholders. Pursuant to these agreements, the Company issued 3,033,800 shares of common stock in total to these shareholders and received $75,933 in cash as aggregate consideration. At the time of purchase the price paid per share by each shareholder was $0.025. The cash was held in escrow under Rule 419.

On May 8, 2018, the Company conducted a stock cancellation of the above 3,037,300 shares and the total funds of $75,933 were returned to investors. The cancellation of the shares and return of funds was due to the fact that we did not make an acquisition in the allotted time granted by Rule 419.

Pertinent Rights and Privileges

Holders of shares of common stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. Common stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

NOTE 7 – INCOME TAXES

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

National income tax in Japan is charged at 15% of a company’s assessable profit. The Company’s subsidiary, Photozou Koukoku, was incorporated in Japan and is subject to Japanese national income tax and city income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

Photozou Koukoku’s operation during the year ended November 30, 2018 has resulted a net taxable loss, as such Photozou Koukoku was not subject to income tax for the year ended November 30, 2018. The effective income tax rate of Photozou Koukoku is 0%. Deferred tax assets arise from net operating loss carried forward of $159,362 are fully allowed as the Company is not able to estimate future operating results due to limited operating history. The net operating loss carry forward will start to expire in the year 2027.

As of November 30, 2018, income tax for Photozou Koukoku is $0. The effective tax rate of Photozou Koukoku is 15%.

Photozou Holdings, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended November 30, 2018 and 2017, respectively, Photozou Holdings, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

United States

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

	November 30,
	2018	2017
Deferred tax asset, generated from net operating loss at statutory rates	$33,466	$10,518
Valuation allowance	(33,466)	(10,518)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 8 - CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory, accounts receivable and revenue.

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2018, 92.8% of the inventories of cameras were purchased from one supplier whose name was Degital Reuse in the amount of $539,394.For the year ended November 30, 2018, 100% of the purchase of inventory of cameras in the amount of $581,162 was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2018, 88.1% of the revenue from the sale of cameras was generated from one customer whose name was Hiroshi Funada in the amount of $605,228. Mr. Funada is an independent businessman for resale business and an expert in trading cameras. For the year ended November 30, 2018, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2018, 95.7% of the service revenue was generated from four customers in the amount of $21,635.

NOTE 9 – COMMITMENTS

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

1st Inspection June 19, 2017 Degree of completion 25%

2nd Inspection September 18, 2017 Degree of completion 50%

3rd Inspection December 18, 2017 Degree of completion 75%

4th Inspection March 19, 2018 Degree of completion 100%

As of November 30, 2018 100% was completed.

On May 1, 2017, the Company entered into an agreement with Mr. Takahara Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY 400,000 ($3,600) a month. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run another three months automatically.

Mr. Ogami’s is responsible for the sale and shipping of the cameras at the expense of Photozou Koukoku. Photozou Koukoku is the legal owner of the camera(s) until the point of sale to the purchaser or purchaser(s).

 NOTE 10 – SUBSEQUENT EVENT

From December 1, 2018 through the current date, the Company borrowed $19,685 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO.

- F8 -

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

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report November 30, 2018 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of November 30, 2018, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

The matters involving internal controls and procedures that our Chief Executive Officer considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the year ending November 30, 2018, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 48- Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

In 2004 Mr. Koichi Ishizuka graduated with his MBA from the University of Aoyama Gakuin. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., and Photozou Koukoku Co., Ltd.. He has held the position of CEO with OFF Line Co., Ltd. Since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017 and Photozou Koukoku Co., Ltd. since 2017. Off Line Co., Ltd. manages and operates a Japanese communication application named, “AirTalk.” This is Off Line Co., Ltd.’s primary business activity.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at Photozou Holdings, Inc.

Employees

As of November 30, 2018, we had no employees outside of our sole officer and director.

Director’s Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors. Presently, we have a single director, Koichi Ishizuka.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. Our sole officer and director reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director believes that it is not necessary to have such committees, at this time, because the Director can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our sole officer and director has not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Registration Statement.

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of November 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Thomas DeNunzio Former Officer and Director	2017	-	-	-	-	-	-	-	-

Koichi Ishizuka, Sole Officer and Director	2017	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

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

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreements with any officer or Director.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of November 20, 2018, the Company has 8,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Note: Pursuant to our Registration Statement deemed effective on June 20, 2017, we, “the Company,” sold a total of 3,037,300 shares of our common stock. The proceeds totaled $75,933. These shares were sold pursuant to Rule 419. The monies generated from the aforementioned capital raise were to be used to attempt to make an acquisition. We did not however, make an acquisition in the allotted time granted by Rule 419 therefore, on May 8, 2018, we conducted a stock cancellation of above 3,037,300 shares and the total funds of $75,933 were returned to investors.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Koichi Ishizuka (1) (2) 3-1-21, Chuo, Nakano-ku, Tokyo, 164-0011, Japan	5,803,400	72.54%	none	n/a	72.54%
5% or greater shareholders
Takashi Matsuyama 4-16-14-101, Kugenuma Sakuragaoka, Fujisawa-shi, Kanagawa, 251-0027, Japan	700,000	8.75%	none	n/a	8.75%
Rei Ishizuka (3) 3-1-21, Chuo, Nakano-ku, Tokyo, 164-0011, Japan597	597,800	7.47%	none	n/a	7.47%

 (1) Mr. Koichi Ishizuka owns 100% of the issued and outstanding shares of Photozou, Co., Ltd., therefore, the table above includes the share ownership of Photozou, Co., Ltd. with Koichi Ishizuka collectively, in the row for Mr. Ishizuka.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended November 30, 2017, our sole officer and director contributed additional paid in capital in the amount of $12,400 to fund operating expenses of which $6,050 was paid directly on behalf of the Company for the year November 30, 2017 operating expenses and $6,350 was paid directly on behalf of the Company for prior year accrued expenses.

For the year ended November 30, 2018, the Company borrowed $81,982 of which $58,090 was paid directly to pay expenses on behalf of the Company from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the year ended November 30, 2018, the Company repaid $16,305 to Photozou Co., Ltd. The total due as of November 30, 2018 was $142,588 and is unsecured, due on demand and non-interest bearing. For the year ended November 30, 2017, the Company borrowed $101,795 of which 100% was paid directly for expenses paid on behalf of the Company $76,919 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the year ended November 30, 2017, the Company repaid $24,884 to Photozou Co., Ltd. The total due as of November 30, 2017 was $76,911 and is unsecured, due on demand and non-interest bearing.

From December 1, 2018 through the current date, the Company borrowed $19,685 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO.

For the year ended November 30, 2018, the Company rented office space and storage space from the Company’s officer free of charge.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2018	2017
Audit fees	MaloneBailey, LLP	$47,060	$8,300
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$47,060	$8,300

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

_________________

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

Dated: March 15, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 15, 2019