Form 10-Q
period 2019-02-28
Photozou Holdings, Inc.
filed 2019-04-15
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2019

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

As of April 15, 2019, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

PHOTOZOU HOLDINGS, Inc.

FINANCIAL STATEMENTS

UNAUDITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets - Unaudited	F2

Consolidated Statements of Operations - Unaudited	F3

Consolidated Statement of change in Stockholders‘ Deficit – Unaudited	F4

Consolidated Statements of Cash Flows - Unaudited	F5

Consolidated Notes to Financial Statements - Unaudited	F6

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 28, 2019	November 30, 2018

ASSETS
Current Assets
Cash and cash equivalents	$5,868	$5,923
Accounts receivable - trade	2,776	2,353
Other current assets	304	373
Inventories	26,095	10,740

TOTAL CURRENT ASSETS	35,043	19,389

Property, plant and equipment
Software	1,939	1,904
Less accumulated depreciation and amortization	(646)	(539)

TOTAL PROPERTY, PLANT AND EQUIPMENT	1,293	1,364

TOTAL ASSETS	36,336	20,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	167	241
Due to related party	164,947	142,588
Deferred revenue	13,554	824

TOTAL LIABILITIES	178,668	143,653

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of February 28, 2019 and November 30, 2018)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
8,000,000 shares issued and outstanding
as of February 28, 2019 and November 30, 2018)	800	800
Additional paid in capital	32,396	32,396
Accumulated deficit	(175,986)	(158,721)
Accumulated other comprehensive income	458	2,626

TOTAL STOCKHOLDERS’ DEFICIT	(142,332)	(122,899)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$36,336	$20,754

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months Ended	Three months Ended
	February 28, 2019	February 28, 2018
		Restated
Revenues
Revenue from cameras sold	$60,532	$219,306
Service revenue	8,602	6,972

Total revenues	69,134	226,278

Cost of revenues	58,666	207,970

Gross profit	10,468	18,308

OPERATING EXPENSES
General and Administrative Expenses	27,733	38,810

TOTAL OPERATING EXPENSES	27,733	38,810

NET LOSS	$(17,265)	$(20,502)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$(2,168)	$(3,824)

TOTAL COMPREHENSIVE LOSS	$(19,433)	$(24,326)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	11,037,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS FEBRUARY 28, 2019 AND FEBRUARY 28, 2018
(UNAUDITED)

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME	DEFICIT	TOTALS

Balance November 30, 2017	11,037,000	$1,104	$108,025	$362	$(89,413)	$20,078
Net loss	-	-	-	-	(20,502)	(20,502)
Foreign currency translation	-	-	-	(3,824)	-	(3,824)

Balance February 28, 2018	11,037,000	1,104	108,025	(3,462)	(109,915)	(4,248)

Balance November 30, 2018	8,000,000	$800	$32,396	$2,626	$(158,721)	$(122,899)
Net loss	-	-	-	-	(17,265)	(17,265)
Foreign currency translation	-	-	-	(2,168)	-	(2,168)

Balance February 28, 2019	8,000,000	800	32,396	458	(175,986)	(142,332)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months Ended	Three months Ended
	February 28, 2019	February 28, 2018
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,265)	$(20,502)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	107	98
Changes in operating assets and liabilities:
Accounts receivable - trade	(423)	(6,414)
Other current assets	69	(1,172)
Inventories	(15,355)	25,138
Accrued expenses	(74)	139
Deferred Revenue	12,730	(34,054)
Net cash used in operating activities	(20,211)	(36,767)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of software	-	(93)
Net cash used in investing activities	-	(93)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	22,359	38,722
Repayment of due to related party	-	(4,686)
Net cash provided by financing activities	22,359	34,036

Net effect of exchange rate changes on cash	(2,203)	(3,824)

Net Change in Cash and Cash equivalents	(55)	(6,648)
Cash and cash equivalents - beginning of period	$5,923	$84,959
Cash and cash equivalents - end of period	5,868	78,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F5-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2019

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

BASIS OF PRESENTATION & RESTATEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three months period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended November 30, 2018, included in our Form 10-K. All periods presented have been updated for the common control merger disclosed in below causing the prior period presentation to be restated to reflect the merger.

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

As of February 28, 2019 and November 30, 2018, the Company held inventory comprised solely of used cameras in the amount of $26,095 and $10,740. The purchase of inventory of cameras was 100% handled by Mr. Takaharu Ogami, who under contract buys and sells all cameras.

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended February 28, 2019 and 2018, the Company did not record any impairment charges on long-lived assets.

Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

-F6-

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	February 28, 2019	February 28, 2018
Current JPY: US$1 exchange rate	111.37	106.67
Average JPY: US$1 exchange rate	110.48	110.63

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

REVENUE RECOGNITION AND DEFERRED REVENUE

For the period ended February 28, 2018, the Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company provides the warranty for the delivery of its service. If the Company cannot deliver its service to customers successfully, the Company retry its operation until the delivery is completed.

Starting December 1, 2018 the Company adopted ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for used cameras is recognized when the cameras are delivered to the customer. In case of the service for the photo contest, the Company applies the percentage of completion method and unfinished part of collected cash is accounted as a deferred revenue.

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of February 28, 2019 and 2018.

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

-F7-

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

PHOTOZOU KOUKOKU CO., LTD.
BALANCE SHEET
(UNAUDITED)
	February 28, 2018	November 30, 2017

ASSETS
Current Assets
Cash and cash equivalents	$2,378	$9,026
Prepaid expenses	992	2,351
Accounts receivable - trade	8,860	2,446
Advance payment	2,531	-
Inventories- consignment	19,069	44,207

TOTAL CURRENT ASSETS	33,830	58,030

Property, plant and equipment
Software	2,025	1,920
Less accumulated depreciation and amortization	(270)	(160)

TOTAL PROPERTY, PLANT AND EQUIPMENT	1,755	1,760

TOTAL ASSETS	$35,585	$59,790

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities
Due to related party	$77,735	$59,951
Accrued expenses	602	462
Deferred revenue	4,218	38,272

TOTAL CURRENT LIABILITIES	82,555	98,685

TOTAL LIABILITIES	82,555	98,685

Shareholders' Deficit
Common stock (No par value, 100,000,000 shares authorized,
10,000 shares issued and outstanding as of February 28, 2018 and November 30, 2017)	87	87
Accumulated deficit	(45,056)	(39,327)
Accumulated other comprehensive loss	(2,000)	345

TOTAL SHAREHOLDERS' DEFICIT	(46,969)	(38,895)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$35,585	$59,790

PHOTOZOU KOUKOKU CO., LTD.
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
For the three months ended
February 28, 2018
Revenues
Revenue from cameras sold	$219,306
Service revenue	6,972

Total revenues	226,278

Cost of revenues	207,970

Gross profit	18,308

Operating Expenses
General and Administrative Expenses	$24,037

Total Operating expenses	24,037

NET LOSS	$(5,729)

Other Comprehensive Income
Foreign currency translation adjustment	(2,000)

TOTAL COMPREHENSIVE LOSS	$(7,729)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.57)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,000

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

NOTE 5 - RELATED-PARTY TRANSACTIONS

For the three months ended February 28, 2019, the Company borrowed $22,359 of which 100% was paid directly to pay expenses on behalf of the Company from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the three months ended February 28, 2019, the Company repaid $0 to Photozou Co., Ltd. The total due as of February 28, 2019 and November 30, 2018 were $164,947 and $142,588 and are unsecured, due on demand and non-interest bearing. For the three months ended February 28, 2018, the Company borrowed $38,722 of which 100% was paid directly for expenses paid on behalf of the Company from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the three months ended February 28, 2018, the Company repaid $4,686 to Photozou Co., Ltd. The total due as of February 28, 2018 was $110,947 and is unsecured, due on demand and non-interest bearing.

For the three months ended February 28, 2019 and 2018, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 6– SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the three months ended February 28, 2019 and 2018.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of February 28, 2019 and November 30, 2018.

Pertinent Rights and Privileges

Holders of shares of common stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. Common stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

NOTE 7 - CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory, accounts receivable and revenue.

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the three months ended February 28, 2019, 98.3% of the inventories of cameras were purchased from one supplier whose name was Degital Reuse in the amount of $72,125. For the three months ended February 28, 2018, 55.0% of the inventories of cameras were purchased from one supplier whose name was Degital Reuse in the amount of $101,090. For the three months ended February 28, 2019 and 2018,  100% of the purchase of inventory was handled by Mr. Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the three months ended February 28, 2019 , 85.9% of the revenue from the sale of cameras was generated from one customer whose name was Hiroshi Funada in the amount of $51,985. For the three months ended February 28, 2018, 86.3% of the revenue from the sale of cameras was generated from one customer whose name was Hiroshi Funada in the amount of $189,370. Mr. Funada is an independent businessman for resale business and an expert in trading cameras. For the three months ended February 28, 2019 and 2018 , 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

NOTE 8 – COMMITMENTS

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

As of February 28, 2019, the Company had deferred revenue of $13,554. This was the receipt for the revenues of used cameras, which the shipment had not been completed by February 28, 2019.

NOTE 9 - SUBSEQUENT EVENTS

From March 1, 2019 through the current date, the Company borrowed $16,642 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO.

-F8-

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

Liquidity and Capital Resources

Our cash balance is $5,868 as of February 28, 2019. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $17,265 and $20,502 for the three months ended February 28, 2019 and 2018, respectively. The decrease in net loss is attributed to the decrease of general and administrative expenses.

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

As of February 28, 2019, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended February 28, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended February 28, 2019 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: April 15, 2019