Form 10-Q/A
period 2019-05-31
Photozou Holdings, Inc.
filed 2019-07-16
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of July 16, 2019, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

Explanatory Note

This Form 10-Q/A is being filed to revise a clerical error in the xbrl of the 10-Q filing originally made on July 15th, 2019, whereas the decimal point was in the incorrect spot for varying figures in the “Notes Details”, in particular the Notes Details titled, “Concentration of Purchases of Inventory,” “Concentration of Revenues for May 31, 2019,” and “Concentration of Revenues for May 31, 2018.” No other changes have been made and the aforementioned errors have been revised herein within the attached xbrl.

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

Dated: July 16, 2019