Form 10-Q
period 2019-08-31
Photozou Holdings, Inc.
filed 2019-10-09
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

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

As of October 9, 2019, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2019	November 30, 2018

ASSETS
Current Assets
Cash and cash equivalents	$14,795	$5,923
Accounts receivable - trade	1,517	2,353
Other current assets	4,742	373
Inventories	35,624	10,740

TOTAL CURRENT ASSETS	56,678	19,389

Property, plant and equipment
Software	2,032	1,904
Less accumulated depreciation and amortization	(880)	(539)

TOTAL PROPERTY, PLANT AND EQUIPMENT	1,152	1,365

TOTAL ASSETS	57,830	20,754

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	468	$241
Due to related party	240,717	142,588
Deferred revenue	-	824

TOTAL LIABILITIES	241,185	143,653

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of August 31, 2019 and November 30, 2018)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
8,000,000 shares issued and outstanding
as of August 31, 2019 and November 30, 2018)	800	800
Additional paid in capital	50,030	32,396
Accumulated deficit	(226,980)	(158,721)
Accumulated other comprehensive income (loss)	(7,205)	2,626

TOTAL STOCKHOLDERS’ DEFICIT	(183,355)	(122,899)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$57,830	$20,754

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F2-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018

Revenues
Revenue from cameras sold	$107,387	$257,253	$213,133	$557,973
Service revenue	7,170	5,007	21,070	18,307

Total revenues	114,557	262,260	234,203	576,280

Cost of revenues	106,321	247,456	207,420	536,814

Gross profit	8,236	14,804	26,783	39,466

OPERATING EXPENSES
General and Administrative Expenses	$30,330	$26,958	$95,042	$94,369

TOTAL OPERATING EXPENSES	$30,330	$26,958	$95,042	$94,369

NET LOSS	$(22,094)	$(12,154)	$(68,259)	$(54,903)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(3,172)	$1,949	$(9,831)	$(8)

TOTAL COMPREHENSIVE LOSS	$(25,266)	$(10,205)	$(78,090)	$(54,911)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	9,762,521

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F3-

PHOTOZOU HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance November 30, 2017	11,037,300	$1,104	$108,025	$362	$(89,413)	$20,078
Net loss	-	-	-	-	(20,502)	(20,502)
Foreign currency translation	-	-	-	(3,824)	-	(3,824)

Balance February 28, 2018	11,037,300	1,104	108,025	(3,462)	(109,915)	(4,248)
Stock cancellation	(3,037,300)	(304)	(75,629)	-	-	(75,933)
Net loss	-	-	-	-	(19,130)	(19,130)
Foreign currency translation	-	-	-	1,863	-	1,863

Balance May 31, 2018	8,000,000	800	32,396	(1,599)	(129,045)	(97,448)
Net loss	-	-	-	-	(12,154)	(12,154)
Foreign currency translation	-	-	-	1,949	-	1,949

Balance August 31, 2018	8,000,000	800	32,396	350	(141,199)	(107,653)

Balance November 30, 2018	8,000,000	$800	$32,396	$2,626	$(158,721)	$(122,899)
Net loss	-	-	-	-	(17,265)	(17,265)
Foreign currency translation	-	-	-	(2,168)	-	(2,168)

Balance February 28, 2019	8,000,000	800	32,396	458	(175,986)	(142,332)
Net loss	-	-	-	-	(28,900)	(28,900)
Due to related party forgiven	-	-	17,634	-	-	17,634
Foreign currency translation	-	-	-	(4,491)	-	(4,491)

Balance May 31, 2019	8,000,000	800	50,030	(4,033)	(204,886)	(158,089)
Net loss	-	-	-	-	(22,094)	(22,094)
Foreign currency translation	-	-	-	(3,172)	-	(3,172)

Balance August 31, 2019	8,000,000	800	50,030	(7,205)	(226,980)	(183,355)

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F4-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended	Nine months Ended
	August 31, 2019	August 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,259)	$(54,903)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	296	294
Changes in operating assets and liabilities:
Accounts receivable - trade	964	5,889
Other current assets	(4,223)	2,351
Inventories	(23,423)	(12,953)
Accrued expenses	204	(287)
Deferred Revenue	(853)	4,165
Net cash used in operating activities	(95,294)	(55,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$103,548	$64,665
Repayment of due to related party	-	(16,664)
Stock cancellation	-	(75,933)
Net cash provided by financing activities	103,548	(27,932)

Net effect of exchange rate changes on cash	$618	$(34)

Net Change in Cash and Cash equivalents	$8,872	$(83,410)
Cash and cash equivalents - beginning of period	5,923	84,959
Cash and cash equivalents - end of period	14,795	1,549

NON-CASH TRANSACTIONS
Due to related party forgiven	$17,634	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F5-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2019

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine months period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended November 30, 2018, included in our Form 10-K. All periods presented have been updated for the common control merger disclosed in below causing the prior period presentation to be restated to reflect the merger.

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

As of August 31, 2019 and November 30, 2018, the Company held inventory comprised solely of used cameras in the amount of $35,624 and $10,740. The purchase of inventory of cameras was 100% handled by Mr. Takaharu Ogami, who under contract buys and sells all cameras.

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the nine months ended August 31, 2019 and 2018, the Company did not record any impairment charges on long-lived assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	August 31, 2019	August 31, 2018
Current JPY: US$1 exchange rate	106.29	101.02
Average JPY: US$1 exchange rate	109.63	109.77

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

REVENUE RECOGNITION AND DEFERRED REVENUE

For the period ended August 31, 2018, the Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company provides the warranty for the delivery of its service. If the Company cannot deliver its service to customers successfully, the Company retry its operation until the delivery is completed.

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

Disaggregated revenue of the Company is as follows:

	For the three months	Percentage of	For the nine months	Percentage of
	ended	total revenues	ended	total revenues
	August 31, 2019		August 31, 2019
Revenue from cameras sold	$107,387	93.7%	213,133	91.0%
Service revenues	7,170	6.3%	21,070	9.0%
Total	114,557	100%	234,203	100%

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of August 31, 2019 and 2018.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the nine months ended August 31, 2019, the Company borrowed $103,548 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the nine months ended August 31, 2019, the Company forgave due to related party and was deemed as capital contribution $17,634, the total due to related party as of August 31, 2019 and November 30, 2018 were $240,717 and $142,588 and are unsecured, due on demand and non-interest bearing. For the nine months ended August 31, 2018, the Company borrowed $63,625 from Photozou Co., Ltd. For the nine months ended August 31, 2018, the Company repaid $16,664 to Photozou Co., Ltd. The total due as of August 31, 2018 was $124,912 and is unsecured, due on demand and non-interest bearing.

For the nine months ended August 31, 2019 and 2018, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the nine months ended August 31, 2019 and 2018.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of August 31, 2019 and November 30, 2018.

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

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the nine months ended August 31, 2019, 98.4% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse in the amount of $241,854. For the nine months ended August 31, 2018, 92.5% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse in the amount of $496,821. For the nine months ended August 31, 2019 and 2018,  100% of the purchase of inventory was handled by Mr. Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the nine months ended August 31, 2019 , 79.5% of the revenue from the sale of cameras was generated from two customer whose names were Hiroshi Funada and e-Sakura Market in the amount of $169,389. For the nine months ended August 31, 2018, 90.6% of the revenue from the sale of cameras was generated from one customer whose name was Hiroshi Funada in the amount of $539,018. Mr. Funada is an independent businessman for resale business.

For the nine months ended August 31, 2019 and 2018 , 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

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

NOTE 8 - SUBSEQUENT EVENTS

From September 1, 2019 through the current date, the Company borrowed $16,382 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. This debt is non-interest bearing, unsecured, and due on demand.

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

On May 31, 2018, the Company entered into and consummated a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Koichi Ishizuka, our President, CEO, and Director. At the closing of the Stock Purchase Agreement, Koichi Ishizuka transferred to the Company, 10,000 shares of common stock of Photozou Koukoku Co., Ltd., a Japan corporation (“Photozou Koukoku”), which represented all of its issued and outstanding shares, in consideration of 1,000,000 JPY ($9,190 USD as of the exchange rate August 31, 2018). The Company has since gained a 100% interest in the issued and outstanding shares of Photozou Koukoku’s common stock and Photozou Koukoku is now a wholly owned subsidiary of the Company. The Company and Photozou Koukoku were under common control at the time of the acquisition.

Photozou Koukoku Co., Ltd. was incorporated under the laws of Japan on March 14, 2017. Currently, Photozou Koukoku is headquartered in Tokyo, Japan. The Company’s primary business is focused on online advertising and the sale of used cameras.

Liquidity and Capital Resources

Our cash balance is $14,795 as of August 31, 2019. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $22,094 and $12,154 for the three months ended August 31, 2019 and 2018, respectively. We recorded a net loss of $68,259 and $54,903 for the nine months ended August 31, 2019 and 2018, respectively. The increase in net loss is attributed to the decrease of revenues and gross profit.

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

As of August 31, 2019, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the nine months ended August 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2019 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: October 9, 2019