Form 10-K
period 2019-11-30
Photozou Holdings, Inc.
filed 2020-03-09
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2019

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

[  ] Yes  [X] No

As of May 31, 2019, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $96.

As of March 9, 2020, there were 8,000,000 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

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

On May 31, 2018, the Company entered into and consummated a Stock Purchase Agreement with Koichi Ishizuka, our President, CEO, and Director. At the closing of the Stock Purchase Agreement, Koichi Ishizuka transferred to the Company, 10,000 shares of common stock of Photozou Koukoku Co., Ltd., a Japan corporation (“Photozou Koukoku”), which represented all of its issued and outstanding shares, in consideration of 1,000,000 JPY ($9,190 USD as of the exchange rate May 31, 2018). The Company has since gained a 100% interest in the issued and outstanding shares of Photozou Koukoku’s common stock and Photozou Koukoku is now a wholly owned subsidiary of the Company. The Company and Photozou Koukoku were under common control at the time of the acquisition.

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

As of November 30, 2019 and 2018, the Company held inventory comprised solely of used cameras in the amount of $69,142 and $10,740.

Selling

Photozou Koukoku sells used cameras to individual through Amazon. Additionally, from time to time cameras are sold online utilizing Yahoo auctions. Cameras are then shipped to the purchaser for a fee that is determined at a later date, and may differ on a case by case basis depending on the type of camera and method of delivery. In addition, Photozou Koukoku sells cameras to distributors through the sales efforts of Mr. Ogami.

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

Concentrations

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2019, 98.9% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse in the amount of $334,005. For the year ended November 30, 2019, 100% of the purchase of inventory of cameras in the amount of $337,757 was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2018, 92.8% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse in the amount of $539,394. For the year ended November 30, 2018, 100% of the purchase of inventory of cameras in the amount of $581,162 was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2019, 91.9% of the revenue from the sale of cameras was generated from three customers in the amount of $256,210. For the year ended November 30, 2019, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

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

For the year ended November 30, 2019, 90.9%  of the service revenue was generated from two customers in the amount of $19,068.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently listed on the OTC Marketplace. Our ticker symbol is PTZH.

Holders

As of March 9, 2020, there was 90 shareholders of record of our common stock and 8,000,000 shares of common stock deemed outstanding.

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

Liquidity and Capital Resources

As of November 30, 2019 and 2018, we had cash and cash equivalents in the amount of $28,398 and 5,923, respectively. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any substantive period of time. We have been utilizing and may utilize funds from Photozou Co., Ltd., our parent company owned and managed by Koichi Ishizuka, our CEO. Photozou Co., Ltd, and Koichi Ishizuka, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the year ended November 30, 2019, the Company borrowed $189,778 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the year ended November 30, 2019, the Company forgave due to related party and was deemed as capital contribution $17,634 to Photozou Co., Ltd. The total due as of November 30, 2019 was $319,336 and is unsecured, due on demand and non-interest bearing.

Revenues

For the year ended November 30, 2019 and 2018, we generated revenue in the amount of $275,587 and $666,027, respectively, for used cameras, and $23,075 and $22,604, respectively, for additional services.

Our decrease in revenue was attributed to suspension of dealing with our former principal customer because the Company did not feel that the level of profitability from this arrangement was sufficient.

Net Loss

We recorded a net loss of $89,768 and $69,308 for the year ended November 30, 2019 and 2018, respectively. The increased net loss for the year ended November 30, 2019, as opposed to the year ended November 30, 2018, is attributed to the decrease in revenue.

We believe that we realized a net loss for the year ended November 30, 2019 because our, and our subsidiary’s, collective operating expenses outweighed our gross profits.

Through the current date, our gross profit ratio has been, in our opinion, low. To improve upon our margins, going forward we intend to make an attempt to purchase cameras at lower prices by negotiating more favorable terms, and/or buying in bulk at cheaper prices. We do not believe a small increase in our pricing will deter buyers from purchasing our cameras, therefore we are also exploring the possibility of increasing our prices slightly.

Cash flow

For the year ended November 30, 2019 and 2018, we had negative cash flows from operations in the amount of $167,426 and $71,060, respectively.

Working capital

As of November 30, 2019 and 2018, we had a working deficit of $200,212 and working capital of $124,264, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F4

Consolidated Statements of Changes in Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F8

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Photozou Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Photozou Holdings, Inc. and its subsidiary (collectively, the “Company”) as of November 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

March 9, 2020

- F2 -

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2019	November 30, 2018

ASSETS
Current Assets
Cash and cash equivalents	$28,398	$5,923
Accounts receivable - trade	18,840	2,353
Prepaid and other current assets	3,133	373
Inventories	69,142	10,740

TOTAL CURRENT ASSETS	119,513	19,389

Property, plant and equipment
Software	1,972	1,904
Less accumulated depreciation and amortization	(953)	(539)

TOTAL PROPERTY, PLANT AND EQUIPMENT	1,019	1,365

TOTAL ASSETS	120,532	20,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$389	$241
Due to related party	319,336	142,588
Deferred revenue	-	824

TOTAL LIABILITIES	319,725	143,653

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of November 30, 2019 and November 30, 2018)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 8,000,000 shares issued and outstanding as of November 30, 2019 and November 30, 2018)	800	800
Additional paid in capital	50,030	32,396
Accumulated deficit	(248,489)	(158,721)
Accumulated other comprehensive income (loss)	(1,534)	2,626

TOTAL STOCKHOLDERS’ DEFICIT	(199,193)	(122,899)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$120,532	$20,754

The accompanying notes are an integral part of these audited consolidated financial statements

- F3 -

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	November 30, 2019	November 30, 2018

Revenues
Revenue from cameras sold	$275,587	$666,027
Service revenue	20,374	22,604

Total revenues	295,961	688,631

Cost of revenues	264,285	637,718

Gross profit	31,676	50,913

OPERATING EXPENSES
General and Administrative Expenses	$124,456	$120,221

TOTAL OPERATING EXPENSES	$124,456	$120,221

OTHER INCOME	$3,012	$-

NET LOSS BEFORE TAXES	$(89,768)	$(69,308)

NET LOSS	$(89,768)	$(69,308)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(4,160)	$2,264

TOTAL COMPREHENSIVE LOSS	$(93,928)	$(67,044)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	9,323,098

The accompanying notes are an integral part of these audited consolidated financial statements

- F4 -

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance November 30, 2017	11,037,300	$1,104	$108,025	$362	$(89,413)	$20,078
Stock cancellation	(3,037,300)	(304)	(75,629)	-	-	(75,933)
Net loss	-	-	-	-	(69,308)	(69,308)
Foreign currency translation	-	-	-	2,264	-	2,264

Balance November 30, 2018	8,000,000	800	32,396	2,626	(158,721)	(122,899)
Net loss	-	-	-	-	(89,768)	(89,768)
Due to related party forgiven	-	-	17,634	-	-	17,634
Foreign currency translation	-	-	-	(4,160)	-	(4,160)

Balance November 30, 2019	8,000,000	800	50,030	(1,534)	(248,489)	(199,193)

The accompanying notes are an integral part of these audited consolidated financial statements

- F5 -

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	November 30, 2019	November 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,768)	$(69,308)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	395	379
Changes in operating assets and liabilities:
Accounts receivable - trade	(16,439)	93
Prepaid and other current assets	(2,753)	1,978
Inventories	(58,144)	33,467
Accrued expenses	139	(221)
Deferred Revenue	(856)	(37,448)
Net cash used in operating activities	(167,426)	(71,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$189,778	$81,982
Repayment of due to related party	-	(16,305)
Stock cancellation	-	(75,933)
Net cash provided by financing activities	189,778	(10,256)

Net effect of exchange rate changes on cash	$123	$2,280

Net Change in Cash and Cash equivalents	$22,475	$(79,036)
Cash and cash equivalents - beginning of period	5,923	84,959
Cash and cash equivalents - end of period	28,398	5,923

NON-CASH TRANSACTIONS
Due to related party forgiven	$17,634	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these audited consolidated financial statements

- F6 -

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019 AND 2018

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

Photozou Koukoku was incorporated under the laws of Japan on March 14, 2017. Currently, Photozou Koukoku is headquartered in Tokyo, Japan. The Company offers advertising services and sells used cameras on consignment.

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

INVENTORY

Inventory, consisting of used cameras, are primarily accounted for using the specific identification method, and are valued at the lower of cost or net realizable value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

As of November 30, 2019 and 2018, the Company held inventory comprised solely of used cameras in the amount of $69,142 and $10,740. The purchase of inventory of cameras was 100% handled by Mr. Takaharu Ogami, who under contract buys and sells all cameras.

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the year ended November 30, 2019 and 2018, the Company did not record any impairment charges on long-lived assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	November 30, 2019	November 30, 2018
Current JPY: US$1 exchange rate	109.51	113.46
Average JPY: US$1 exchange rate	109.27	110.51

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

REVENUE RECOGNITION AND DEFERRED REVENUE

For the year ended November 30, 2018, the Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company provides the warranty for the delivery of its service. If the Company cannot deliver its service to customers successfully, the Company retry its operation until the delivery is completed.

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

Disaggregated revenue of the Company is as follows:

	For the year	Percentage of	For the year	Percentage of
	ended	total revenues	ended	total revenues
	November 30, 2019		November 30, 2018
Revenue from cameras sold	$275,587	93.1%	666,027	96.7%
Service revenues	20,374	6.9%	22,604	3.3%
Total	295,961	100%	688,631	100%

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2019 and 2018.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. Effective December 1, 2018, the Company adopted the standard using the modified retrospective method, the adoption of ASC 606 did not have a material impact on our consolidated financial statements. See Note 2 – Revenue Recognition and Deferred Revenue for further discussion.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”). Under ASC 842, lessees will be required to recognize all leases at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The standard will be effective for the Company beginning December 1, 2019, with early adoption permitted. The Company will adopt the standard on December 1, 2019 on a modified retrospective basis and will not restate comparable periods. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also elect the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less. The Company anticipates this standard will have no material impact on the Company’s consolidated financial statements.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the year ended November 30, 2019, the Company borrowed $189,778 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the year ended November 30, 2019, the Company forgave due to related party and was deemed as capital contribution $17,634. The total due to related party as of November 30, 2019 was $319,336 and are unsecured, due on demand and non-interest bearing. For the year ended November 30, 2018, the Company borrowed $81,982 from Photozou Co., Ltd. For the year ended November 30, 2018, the Company repaid $16,305 to Photozou Co., Ltd. The total due as of November 30, 2018 was $142,588 and is unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2019 and 2018, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5– SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during November 30, 2019 and 2018.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of November 30, 2019 and 2018.

On May 8, 2018, the Company conducted a stock cancellation of 3,037,300 shares and the total funds of $75,933 were returned to investors. The cancellation of the shares and return of funds was due to the fact that we did not make an acquisition in the allotted time granted by Rule 419.

Pertinent Rights and Privileges

Holders of shares of common stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. Common stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

NOTE 6 – INCOME TAXES

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

Photozou Koukoku’s operation during the year ended November 30, 2019 has resulted a net taxable loss, as such Photozou Koukoku was not subject to income tax for the year ended November 30, 2019. The effective income tax rate of Photozou Koukoku is 0%. Deferred tax assets arise from net operating loss carried forward of $249,130  are fully allowed as the Company is not able to estimate future operating results due to limited operating history. The net operating loss carry forward will start to expire in the year 2028.

As of November 30, 2019, income tax for Photozou Koukoku is $0. The effective tax rate of Photozou Koukoku is 15%.

Photozou Holdings, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended November 30, 2019 and 2018, respectively, Photozou Holdings, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

United States

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

	November 30,
	2019	2018
Deferred tax asset, generated from net operating loss at statutory rates	$52,222	$33,466
Valuation allowance	(52,222)	(33,466)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 7 - CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory, accounts receivable and revenue.

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2019, 98.9% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse in the amount of $334,005 . For the year ended November 30, 2019, 100% of the purchase of inventory of cameras in the amount of $337,757 was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2018, 92.8% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse in the amount of $539,394. For the year ended November 30, 2018, 100% of the purchase of inventory of cameras in the amount of $581,162 was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2019, 91.9% of the revenue from the sale of cameras was generated from three customers in the amount of $256,210. For the year ended November 30, 2019, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

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

For the year ended November 30, 2019, 90.9%  of the service revenue was generated from two customers in the amount of $19,068.

For the year ended November 30, 2018, 95.7% of the service revenue was generated from four customers in the amount of $21,635.

NOTE 8 – COMMITMENTS

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

NOTE 9 – ACQUISITION AND RESTATEMENT

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

NOTE 10 – SUBSEQUENT EVENT

From December 1, 2019 through the current date, the Company borrowed $109,799  from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO.

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

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report November 30, 2019 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of November 30, 2019, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the year ending November 30, 2019, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 49- Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

In 2004 Mr. Koichi Ishizuka graduated with his MBA from the University of Aoyama Gakuin. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., and Photozou Koukoku Co., Ltd.. He has held the position of CEO with OFF Line Co., Ltd. Since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017 and Photozou Koukoku Co., Ltd. since 2017. Off Line Co., Ltd. manages and operates a Japanese communication application named, “AirTalk.” This is Off Line Co., Ltd.’s primary business activity. In June 2018, he incorporated OFF Line Japan Co., Ltd., a Japan corporation. On November 22, 2019, he incorporated OFF Line International, Inc., a Delaware corporation.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at Photozou Holdings, Inc.

Employees

As of November 30, 2019, we had no employees outside of our sole officer and director.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of November 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2018	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended November 30, 2019, the Company borrowed $189,778 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the year ended November 30, 2019, the Company forgave due to related party and was deemed as capital contribution $17,634.The total due to related party as of November 30, 2019 was $319,336 and are unsecured, due on demand and non-interest bearing. For the year ended November 30, 2018, the Company borrowed $81,982 from Photozou Co., Ltd. For the year ended November 30, 2018, the Company repaid $16,305 to Photozou Co., Ltd. The total due as of November 30, 2018 was $142,588 and is unsecured, due on demand and non-interest bearing.

From December 1, 2019 through the current date, the Company borrowed $92,210 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO.

For the year ended November 30, 2019 and 2018, the Company rented office space and storage space from the Company’s officer free of charge.

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

		2019	2018
Audit fees	MaloneBailey, LLP	$50,000	$47,060
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$46,414	$47,060

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

Dated: March 9, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 9, 2020