Form 10-Q
period 2020-02-29
Photozou Holdings, Inc.
filed 2020-04-13
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

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

As of April 13, 2020, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

PHOTOZOU HOLDINGS, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets - Unaudited	F2

Consolidated Statements of Operations and Other Comprehensive Loss - Unaudited	F3

Consolidated Statement of Change in Stockholders’ Deficit – Unaudited	F4

Consolidated Statements of Cash Flows - Unaudited	F5

Consolidated Notes to Financial Statements - Unaudited	F6

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 29, 2020	November 30, 2019

ASSETS
Current Assets
Cash and cash equivalents	$33,561	$28,398
Accounts receivable - trade	12,710	18,840
Prepaid and other current assets	9,936	3,133
Inventories	145,131	69,142

TOTAL CURRENT ASSETS	201,338	119,513

Property, plant and equipment
Software	1,999	1,972
Less accumulated depreciation and amortization	(1,066)	(953)

TOTAL PROPERTY, PLANT AND EQUIPMENT	933	1,019

TOTAL ASSETS	202,271	120,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$337	$389
Due to related party	433,391	319,336

TOTAL LIABILITIES	433,728	319,725

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of February 29, 2020 and November 30, 2019)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 8,000,000 shares issued and outstanding as of February 29, 2020 and November 30, 2019)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(277,685)	(248,489)
Accumulated other comprehensive loss	(4,602)	(1,534)

TOTAL STOCKHOLDERS’ DEFICIT	(231,457)	(199,193)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$202,271	$120,532

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F2-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	February 29, 2020	February 28, 2019

Revenues
Revenue from cameras sold	$58,343	$60,532
Service revenue	2,611	8,602

Total revenues	60,954	69,134

Cost of revenues	53,007	58,666

Gross profit	7,947	10,468

OPERATING EXPENSES
General and Administrative Expenses	$37,210	$27,733

TOTAL OPERATING EXPENSES	$37,210	$27,733

OTHER INCOME	$67	$-

NET LOSS	$(29,196)	$(17,265)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$(3,068)	$(2,168)

TOTAL COMPREHENSIVE LOSS	$(32,264)	$(19,433)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F3-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	INCOME	TOTALS

Balance November 30, 2018	8,000,000	$800	$32,396	$(158,721)	$2,626	$(122,899)
Net loss	-	-	-	(17,265)	-	(17,265)
Foreign currency translation	-	-	-	-	(2,168)	(2,168)

Balance February 28, 2019	8,000,000	800	32,396	(175,986)	458	(142,332)

Balance November 30, 2019	8,000,000	$800	$50,030	$(248,489)	$(1,534)	$(199,193)
Net loss	-	-	-	(29,196)	-	(29,196)
Foreign currency translation	-	-	-	-	(3,068)	(3,068)

Balance February 29, 2020	8,000,000	800	50,030	(277,685)	(4,602)	(231,457)

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F4-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	February 29, 2020	February 28, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,196)	$(17,265)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	99	107
Changes in operating assets and liabilities:
Accounts receivable - trade	6,301	(423)
Prepaid and other current assets	(6,688)	69
Inventories	(74,124)	(15,355)
Accrued expenses	26,131	(74)
Deferred revenue	-	12,730
Net cash used in operating activities	(77,477)	(20,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$82,232	$22,359
Net cash provided by financing activities	82,232	22,359

Net effect of exchange rate changes on cash	$408	$(2,203)

Net Change in Cash and Cash equivalents	$5,163	$(55)
Cash and cash equivalents - beginning of period	28,398	5,923
Cash and cash equivalents - end of period	33,561	5,868

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$26,187	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three months period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended November 30, 2019, included in our Form 10-K.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity is translated at historical exchange rate at the time of transaction.  The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	February 29, 2020	February 28, 2019
Current JPY: US$1 exchange rate	108.07	111.37
Average JPY: US$1 exchange rate	109.45	110.48

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

Revenue for used cameras is recognized when the cameras are delivered to the customer. In case of the service for the photo contest, the Company applies the percentage of completion method and unfinished part of collected cash is accounted as a deferred revenue. There is no deferred revenue as of February 29, 2020 or November 30, 2019.

Disaggregated revenue of the Company is as follows:

	For the three months	Percentage of	For the three months	Percentage of
	ended	total revenues	ended	total revenues
	February 29, 2020		February 28, 2019
Revenue from cameras sold	$58,343	95.7%	60,532	87.6%
Service revenues	2,611	4.3%	8,602	12.4%
Total	60,954	100%	69,134	100%

RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company adopted the standard on December 1, 2019 on a modified retrospective basis and did not restate comparable periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard. The Company also elected the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less. The Company does not have any operating lease over 12 months. The adoption of this standard did not impact the Company’s consolidated financial statements.

-F6-

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the early stage of operations and has reoccurring net losses and negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the three months ended February 29, 2020, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $82,232 and paid expense on behalf of the Company in an amount of $26,187. The total due to related party as of February 29, 2020 and November 30, 2019 were $433,391 and $319,336, respectively, and are unsecured, due on demand and non-interest bearing.

For the three months ended February 28, 2019, the Company borrowed $22,359 from Photozou Co., Ltd.

For the three months ended February 29, 2020 and February 28, 2019, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the three months ended February 29, 2020 and February 28, 2019.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of February 29, 2020 and November 30, 2019.

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

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the three months ended February 29, 2020, 100% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse in the amount of $132,432. For the three months ended February 28, 2019, 98.3% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse in the amount of $72,125. For the three months ended February 29, 2020 and February 28, 2019, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the three months ended February 29, 2020, 67.0% of the revenue from the sale of cameras was generated from Amazon in the amount of $39,088. For the three months ended February 28, 2019, 85.9% of the revenue from the sale of cameras was generated from one customer whose name was Hiroshi Funada in the amount of $51,985. Mr. Funada is an independent businessman for resale business.

For the three months ended February 29, 2020 and February 28, 2019, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

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

Mr. Ogami is responsible for the sale and shipping of the cameras at the expense of Photozou Koukoku. Photozou Koukoku is the legal owner of the camera(s) until the point of sale to the purchaser(s).

NOTE 8 - SUBSEQUENT EVENTS

From March 1, 2020 through the current date, the Company borrowed $11,915 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. This debt is non-interest bearing, unsecured, and due on demand.

-F7-

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

Liquidity and Capital Resources

Our cash balance is $33,561 as of February 29, 2020. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $29,196 and $17,265 for the three months ended February 29, 2020 and February 28, 2019, respectively. The increase in net loss is attributed to the increase of operating expenses.

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

As of February 29, 2020, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ended February 29, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended February 29, 2020 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: April 13, 2020