Form 10-Q
period 2020-05-31
Photozou Holdings, Inc.
filed 2020-07-15
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2020

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

As of July 15, 2020, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

PHOTOZOU HOLDINGS, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets - Unaudited	F2

Consolidated Statements of Operations and Comprehensive Loss - Unaudited	F3

Consolidated Statement of Change in Stockholders’ Deficit – Unaudited	F4

Consolidated Statements of Cash Flows - Unaudited	F5

Consolidated Notes to Financial Statements - Unaudited	F6

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31, 2020	November 30, 2019

ASSETS
Current Assets
Cash and cash equivalents	$81,486	$28,398
Accounts receivable - trade	9,373	18,840
Prepaid and other current assets	18,841	3,133
Inventories	93,870	69,142

TOTAL CURRENT ASSETS	203,570	119,513

Property, plant and equipment
Software	2,004	1,972
Less accumulated depreciation and amortization	(1,202)	(953)

TOTAL PROPERTY, PLANT AND EQUIPMENT	802	1,019

TOTAL ASSETS	204,372	120,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$311	$389
Due to related party	454,624	319,336

TOTAL LIABILITIES	454,935	319,725

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of May 31, 2020 and November 30, 2019)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 8,000,000 shares issued and outstanding as of May 31, 2020 and November 30, 2019)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(296,273)	(248,489)
Accumulated other comprehensive loss	(5,120)	(1,534)

TOTAL STOCKHOLDERS’ DEFICIT	(250,563)	(199,193)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$204,372	$120,532

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F2-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Revenues
Revenue from cameras sold	$61,999	$45,214	$120,342	$105,746
Service revenue	3,952	5,298	6,563	13,900

Total revenues	65,951	50,512	126,905	119,646

Cost of revenues	48,595	42,433	101,602	101,099

Gross profit	17,356	8,079	25,303	18,547

OPERATING EXPENSES
General and Administrative Expenses	$35,944	$36,979	$73,154	$64,712

TOTAL OPERATING EXPENSES	$35,944	$36,979	$73,154	$64,712

OTHER INCOME	$-	$-	$67	$-

NET LOSS	$(18,588)	$(28,900)	$(47,784)	$(46,165)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$(518)	$(4,491)	$(3,586)	$(6,659)

TOTAL COMPREHENSIVE LOSS	$(19,106)	$(33,391)	$(51,370)	$(52,824)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F3-

PHOTOZOU HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

			ADDITIONAL		ACCUMULATED OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	TOTALS

Balance November 30, 2018	8,000,000	$800	$32,396	$(158,721)	$2,626	$(122,899)

Net loss	-	-	-	(17,265)	-	(17,265)
Foreign currency translation	-	-	-	-	(2,168)	(2,168)

Balance February 28, 2019	8,000,000	800	32,396	(175,986)	458	(142,332)

Net loss	-	-	-	(28,900)	-	(28,900)
Due to related party forgiven	-	-	17,634	-	-	17,634
Foreign currency translation	-	-	-	-	(4,491)	(4,491)

Balance May 31, 2019	8,000,000	800	50,030	(204,886)	(4,033)	(158,089)

Balance November 30, 2019	8,000,000	$800	$50,030	$(248,489)	$(1,534)	$(199,193)

Net loss	-	-	-	(29,196)	-	(29,196)
Foreign currency translation	-	-	-	-	(3,068)	(3,068)

Balance February 29, 2020	8,000,000	800	50,030	(277,685)	(4,602)	(231,457)

Net loss	-	-	-	(18,588)	-	(18,588)
Foreign currency translation	-	-	-	-	(518)	(518)

Balance May 31, 2020	8,000,000	800	50,030	(296,273)	(5,120)	(250,563)

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F4-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	May 31, 2020	May 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,784)	$(46,165)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	232	225
Changes in operating assets and liabilities:
Accounts receivable - trade	9,706	(5,195)
Prepaid and other current assets	(15,557)	(3,101)
Inventories	(23,452)	(4,798)
Accrued expenses	46,222	42
Deferred revenue	-	(824)
Net cash used in operating activities	(30,633)	(59,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$82,947	$72,614
Net cash provided by financing activities	82,947	72,614

Net effect of exchange rate changes on cash	$774	$(7,073)

Net Change in Cash and Cash equivalents	$53,088	$5,725
Cash and cash equivalents - beginning of period	28,398	5,923
Cash and cash equivalents - end of period	81,486	11,648

NON-CASH TRANSACTIONS
Due to related party forgiven	$-	$17,634
Expense paid by related party on behalf of the Company	$46,305	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

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

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Since early 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected economy in Japan, where the Company mainly operates its business. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of May 31, 2020 and for the six months then ended. Actual results in the future could vary from the amounts derived from management's estimates and assumptions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	May 31, 2020	May 31, 2019
Current JPY: US$1 exchange rate	107.77	108.26
Average JPY: US$1 exchange rate	108.50	110.69

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

REVENUE RECOGNITION AND DEFERRED REVENUE

Starting December 1, 2018, the Company adopted ASC 606 - Revenue from contracts with Customers. To determine revenue recognition for agreements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for used cameras is recognized when the cameras are delivered to the customer. There is no deferred revenue as of May 31, 2020 or November 30, 2019.

Disaggregated revenue of the Company is as follows:

	For the six months	Percentage of	For the six months	Percentage of
	ended	total revenues	ended	total revenues
	May 31, 2020		May 31, 2019
Revenue from cameras sold	$120,342	94.8%	105,746	88.4%
Service revenue	6,563	5.2%	13,900	11.6%
Total	126,905	100%	119,646	100%

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the six months ended May 31, 2020, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $82,947 and paid expense on behalf of the Company in an amount of $46,305. The total due to related party as of May 31, 2020 and November 30, 2019 were $454,624 and $319,336, respectively, and are unsecured, due on demand and non-interest bearing.

For the six months ended May 31, 2019, the Company borrowed $72,614 from Photozou Co., Ltd. During the same period, due to related party of $17,634 was forgiven by Photozou Co., Ltd. and was deemed as capital contribution.

For the six months ended May 31, 2020 and 2019, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the six months ended May 31, 2020 and 2019.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of May 31, 2020 and November 30, 2019.

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

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the six months ended May 31, 2020, 100% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse. For the six months ended May 31, 2019, 96.7% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse. For the six months ended May 31, 2020 and 2019, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the six months ended May 31, 2020, 48.2% of the revenue from the sale of cameras was generated from Amazon. For the six months ended May 31, 2019, 76.0% of the revenue from the sale of cameras was generated from two customers whose names were Hiroshi Funada and e-Sakura Market. Mr. Funada was an independent businessman for resale business.

For the six months ended May 31, 2020 and 2019, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

NOTE 7 – COMMITMENTS

NOTE 8 - SUBSEQUENT EVENTS

From June 1, 2020 through the current date, the Company borrowed JPY382,638 (approximately $3,550) from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. This debt is non-interest bearing, unsecured, and due on demand.

On July 2, 2020, the Company borrowed JPY7,000,000 (approximately $65,000) from Japan Finance Corporation ("JFC"), a wholly owned public entity by the Japanese government as the COVID-19 subsidy. The loan is unsecured, repaid monthly, due in five years, and with an annual interest rate of 0.46% within three years and 1.36% thereafter. Ishizuka Koichi is the guarantor of the loan.

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

Liquidity and Capital Resources

Our cash balance is $81,486 as of May 31, 2020. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $47,784 and $46,165 for the six months ended May 31, 2020 and 2019, respectively. The increase in net loss is attributed to the increase of operating expenses.

Impact of COVID-19

Globally, the COVID-19 pandemic has negatively affected businesses of all kinds. It is possible that the pandemic may hinder our own operations, resulting in lesser or no future revenues. It might also affect our means to purchase used cameras, as many businesses are closed, or operations are limited.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of May 31, 2020, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended May 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 23, 2020, Photozou Co., Ltd., our controlling shareholder, entered into stock purchase agreements with 36 Japanese shareholders. Pursuant to these agreements, Photozou Co., Ltd. sold a total of 308,000 shares of common stock to these individuals and received $61,600 as aggregate consideration. Each shareholder paid $0.2 USD per share.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2020 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: July 15, 2020