Form 10-Q
period 2020-08-31
Photozou Holdings, Inc.
filed 2020-10-15
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2020

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

As of October 15, 2020, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2020	November 30, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$214,827	$28,398
Accounts receivable - trade	3,709	18,840
Prepaid and other current assets	9,898	3,133
Inventories	47,040	69,142

TOTAL CURRENT ASSETS	275,474	119,513

PROPERTY, PLANT AND EQUIPMENT
Software	2,040	1,972
Less accumulated depreciation and amortization	(1,326)	(953)

TOTAL PROPERTY, PLANT AND EQUIPMENT	714	1,019

TOTAL ASSETS	276,188	120,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Due to related party	$474,580	$319,336
Other current liabilities	6,388	389
Long-term loan payable, current portion	13,373	-

TOTAL CURRENT LIABILITIES	494,341	319,725

NON-CURRENT LIABILITIES:
Long-term loan payable, non-current portion	$52,374	$-

TOTAL LIABILITIES	546,715	319,725

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of August 31, 2020 and November 30, 2019)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
8,000,000 shares issued and outstanding
as of August 31, 2020 and November 30, 2019)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(311,760)	(248,489)
Accumulated other comprehensive loss	(9,597)	(1,534)

TOTAL STOCKHOLDERS’ DEFICIT	(270,527)	(199,193)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$276,188	$120,532

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Revenues
Revenue from cameras sold	$53,316	$107,387	$173,658	$213,133
Service revenue	2,275	7,170	8,838	21,070

Total revenues	55,591	114,557	182,496	234,203

Cost of revenues	47,022	106,321	148,624	207,420

Gross profit	8,569	8,236	33,872	26,783

OPERATING EXPENSES
General and Administrative Expenses	$23,802	$30,330	$96,956	$95,042

TOTAL OPERATING EXPENSES	$23,802	$30,330	$96,956	$95,042

OTHER INCOME (EXPENSE)	$(254)	$-	$(187)	$-

NET LOSS	$(15,487)	$(22,094)	$(63,271)	$(68,259)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$(4,477)	$(3,172)	$(8,063)	$(9,831)

TOTAL COMPREHENSIVE LOSS	$(19,964)	$(25,266)	$(71,334)	$(78,090)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	TOTALS

Balance November 30, 2018	8,000,000	$800	$32,396	$(158,721)	$2,626	$(122,899)

Net loss	-	-	-	(17,265)	-	(17,265)
Foreign currency translation	-	-	-	-	(2,168)	(2,168)

Balance February 28, 2019	8,000,000	800	32,396	(175,986)	458	(142,332)

Net loss	-	-	-	(28,900)	-	(28,900)
Due to related party forgiven	-	-	17,634	-	-	17,634
Foreign currency translation	-	-	-	-	(4,491)	(4,491)

Balance May 31, 2019	8,000,000	800	50,030	(204,886)	(4,033)	(158,089)

Net loss	-	-	-	(22,094)	-	(22,094)
Foreign currency translation	-	-	-	-	(3,172)	(3,172)

Balance August 31, 2019	8,000,000	800	50,030	(226,980)	(7,205)	(183,355)

Balance November 30, 2019	8,000,000	$800	$50,030	$(248,489)	$(1,534)	$(199,193)

Net loss	-	-	-	(29,196)	-	(29,196)
Foreign currency translation	-	-	-	-	(3,068)	(3,068)

Balance February 29, 2020	8,000,000	800	50,030	(277,685)	(4,602)	(231,457)

Net loss	-	-	-	(18,588)	-	(18,588)
Foreign currency translation	-	-	-	-	(518)	(518)

Balance May 31, 2020	8,000,000	800	50,030	(296,273)	(5,120)	(250,563)

Net loss	-	-	-	(15,487)	-	(15,487)
Foreign currency translation	-	-	-	-	(4,477)	(4,477)

Balance August 31, 2020	8,000,000	800	50,030	(311,760)	(9,597)	(270,527)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	August 31, 2020	August 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,271)	$(68,259)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	333	296
Changes in operating assets and liabilities:
Accounts receivable - trade	15,478	964
Prepaid and other current assets	(6,891)	(4,223)
Inventories	24,004	(23,423)
Accrued expense	64,456	204
Deferred revenue	-	(853)
Net cash used in operating activities	34,109	(95,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$83,391	$103,548
Proceeds of long-term loan	64,859	-
Repayment of long-term loan	(352)	-
Net cash provided by financing activities	147,898	103,548

Net effect of exchange rate changes on cash	$4,422	$618

Net Change in Cash and Cash equivalents	$186,429	$8,872
Cash and cash equivalents - beginning of period	28,398	5,923
Cash and cash equivalents - end of period	214,827	14,795

NON-CASH TRANSACTIONS
Due to related party forgiven	$-	$17,634
Expense paid by related party on behalf of the Company	$58,234	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$50	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS

Photozou Holdings, Inc., (the “Company”) was incorporated under the laws of the State of Delaware on September 29, 2014.

On August 31, 2018, the Company entered into and consummated a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Koichi Ishizuka, our President, CEO, and Director. At the closing of the Stock Purchase Agreement, Koichi Ishizuka transferred to the Company, 10,000 shares of common stock of Photozou Koukoku Co., Ltd., a Japan corporation (“Photozou Koukoku”), which represented all of its issued and outstanding shares, in consideration of 1,000,000 JPY ($9,190 USD as of the exchange rate August 31, 2018). The Company has since gained a 100% interest in the issued and outstanding shares of Photozou Koukoku’s common stock and Photozou Koukoku is now a wholly owned subsidiary of the Company. The Company and Photozou Koukoku were under common control at the time of the acquisition.

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

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Since early 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected economy in Japan, where the Company mainly operates its business. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of August 31, 2020 and for the nine months then ended. Actual results in the future could vary from the amounts derived from management's estimates and assumptions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	August 31, 2020	August 31, 2019
Current JPY: US$1 exchange rate	105.89	106.29
Average JPY: US$1 exchange rate	107.93	109.63

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

Revenue for used cameras is recognized when the cameras are delivered to the customer. There is no deferred revenue as of August 31, 2020 or November 30, 2019.

Disaggregated revenue of the Company is as follows:

	For the three months	Percentage of	For the nine months	Percentage of
	ended	total revenues	ended	total revenues
	August 31, 2020		August 31, 2020
Revenue from cameras sold	$53,316	95.9%	173,658	95.2%
Service revenue	2,275	4.1%	8,838	4.8%
Total	55,591	100%	182,496	100%

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

-F6-

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the early stage of operations and has reoccurring net losses and working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the nine months ended August 31, 2020, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $83,391 and paid expense on behalf of the Company in an amount of $58,234. The total due to related party as of August 31, 2020 and November 30, 2019 were $474,580 and $319,336, respectively, and are unsecured, due on demand and non-interest bearing.

For the nine months ended August 31, 2019, the Company borrowed $103,548 from Photozou Co., Ltd. During the same period, due to related party of $17,634 was forgiven by Photozou Co., Ltd. and was deemed as capital contribution.

For the nine months ended August 31, 2020 and 2019, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5 – SHAREHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the nine months ended August 31, 2020 and 2019.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of August 31, 2020 and November 30, 2019.

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

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the nine months ended August 31, 2020, 99.4% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse. For the nine months ended August 31, 2019, 98.4% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse. For the nine months ended August 31, 2020 and 2019, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the nine months ended August 31, 2020, 43.3% of the revenue from the sale of cameras was generated from Amazon. For the nine months ended August 31, 2019, 79.5% of the revenue from the sale of cameras was generated from two customers whose names were Hiroshi Funada and e-Sakura Market. Mr. Funada was an independent businessman for resale business.

For the nine months ended August 31, 2020 and 2019, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

NOTE 7 – COMMITMENTS

On May 1, 2017, the Company entered into an agreement with Mr. Takahara Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY 400,000 (approximately $3,600) a month. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run another three months automatically.

Mr. Ogami is responsible for the sale and shipping of the cameras at the expense of Photozou Koukoku. Photozou Koukoku is the legal owner of the camera(s) until the point of sale to the purchaser(s).

NOTE 8 – LONG-TERM LOAN

On July 2, 2020, the Company borrowed JPY7,000,000 ($64,859) from Japan Finance Corporation ("JFC"), a wholly owned public entity by the Japanese government as the COVID-19 subsidy. The loan is unsecured, repaid monthly, due in five years, and with an annual interest rate of 0.46% within three years and 1.36% thereafter. Ishizuka Koichi is the guarantor of the loan.

For the nine months ended August 31, 2020, the Company repaid $352 to JFC. As of August 31, 2020, the Company had the current portion of $13,373 and non-current portion of $52,374 of the loan recorded on the consolidated balance sheet.

NOTE 9 - SUBSEQUENT EVENTS

From September 1, 2020 through the current date, the Company borrowed $2,000 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. This debt is non-interest bearing, unsecured, and due on demand.

On September 21, 2020, Photozou Co., Ltd., our principal shareholder, entered into a stock purchase agreement with Koichi Ishizuka, our CEO, President and Director. Pursuant to the agreement closed on September 21, 2020, Photozou Co., Ltd. transferred to Koichi Ishizuka, 4,553,200 shares of our common stock which represents 56.9% of our issued and outstanding shares in consideration of JPY6,657,917 (approximately $60,500). Following the closing of the share purchase transaction, Koichi Ishizuka owns a 66.7% interest in the issued and outstanding shares of our common stock.

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

On August 31, 2018, the Company entered into and consummated a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Koichi Ishizuka, our President, CEO, and Director. At the closing of the Stock Purchase Agreement, Koichi Ishizuka transferred to the Company, 10,000 shares of common stock of Photozou Koukoku Co., Ltd., a Japan corporation (“Photozou Koukoku”), which represented all of its issued and outstanding shares, in consideration of 1,000,000 JPY ($9,190 USD as of the exchange rate August 31, 2018). The Company has since gained a 100% interest in the issued and outstanding shares of Photozou Koukoku’s common stock and Photozou Koukoku is now a wholly owned subsidiary of the Company. The Company and Photozou Koukoku were under common control at the time of the acquisition.

On September 21, 2020, Photozou Co., Ltd., our principal shareholder, entered into a Stock Purchase Agreement with Koichi Ishizuka, our CEO, President and Director. Pursuant to closing of the agreement on September 21, 2020, Photozou Co., Ltd. transferred to Koichi Ishizuka, 4,553,200 shares of our common stock which represents 56.9% of our issued and outstanding shares in consideration of JPY6,657,917 (approximately $60,500). Following the closing of the share purchase transaction, Koichi Ishizuka owns a 66.7% interest in the issued and outstanding shares of our common stock.

Photozou Koukoku Co., Ltd. was incorporated under the laws of Japan on March 14, 2017. Currently, Photozou Koukoku is headquartered in Tokyo, Japan. The Company’s primary business is focused on online advertising and the sale of used cameras.

Liquidity and Capital Resources

Our cash balance is $214,827 as of August 31, 2020. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $63,271 and $68,259 for the nine months ended August 31, 2020 and 2019, respectively. The decrease in net loss is attributed to the increase of gross profit.

Impact of COVID-19

Globally, the COVID-19 pandemic has negatively affected businesses of all kinds. It is possible that the pandemic may hinder our own operations, resulting in lesser or no future revenues. It might also affect our means to purchase used cameras, as many businesses are closed, or operations are limited.

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the early stage of operations and has net loss from inception and working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of August 31, 2020, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended August 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 21, 2020, Photozou Co., Ltd., our principal shareholder, entered into a Stock Purchase Agreement with Koichi Ishizuka, our CEO, President and Director. Pursuant to closing of the agreement on September 21, 2020, Photozou Co., Ltd. transferred to Koichi Ishizuka, 4,553,200 shares of our common stock which represents 56.9% of our issued and outstanding shares in consideration of JPY6,657,917 (approximately $60,500). Following the closing of the share purchase transaction, Koichi Ishizuka owns a 66.7% interest in the issued and outstanding shares of our common stock.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2020 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer and Chief Financial Officer

Dated: October 15, 2020