Form 10-K
period 2020-11-30
Photozou Holdings, Inc.
filed 2021-03-16
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2020

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

[  ] Yes  [X] No

As of May 31, 2020, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $197. This was calculated using the par value $0.0001.

As of March 16, 2021, there were 8,000,000 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

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

On September 21, 2020 Photozou Co., Ltd our principal controlling shareholder, entered into a Stock Purchase Agreement with Koichi Ishizuka, our Sole Officer and Director. Pursuant to the closing of the Agreement on September 21, 2020, Photozou Co., Ltd. transferred to Koichi Ishizuka 4,553,200 shares of our common stock, which represents approximately 56.9% of our issued and outstanding common stock, in consideration of JPY 6,657,917 (approximately $60,500). Following the closing of the share purchase transaction, Koichi Ishizuka owns approximately 66.7% interest in the issued and outstanding shares of our common stock. Photozou Co., Ltd. was and remains owned and controlled entirely by Koichi Ishizuka, we do not believe that this transaction is deemed to be a change in control of the Company.

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

As of November 30, 2020 and 2019, the Company held inventory comprised solely of used cameras in the amount of $35,484 and $69,142.

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

As mentioned above, the Company also manages and operates photo contests that take place on the SNS. The photo contests are funded by third parties and are used as a way to promote and advertise the business operations of the third party companies hosting the photo contest(s), through the social networking site. Fees for this service are also on a case by case basis and vary depending on whether or not Photozou Co., Ltd contracts Photozou Koukoku to work with a pre-existing client, or if Photozou Koukoku obtains the client on their own accord.

Promotional activity

Our CEO, Koichi Ishizuka, has verbally consented that we may utilize the SNS to promote and advertise our own services.

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

Concentrations

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2020, 99.3% of the inventories of cameras were purchased from one supplier, specifically Digital Reuse. For the year ended November 30, 2020, 100% of the purchase of inventory of cameras was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2019, 98.9% of the inventories of cameras were purchased from one supplier, specifically Digital Reuse. For the year ended November 30, 2019, 100% of the purchase of inventory of cameras was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2020, 14.5% of the revenue from the sale of cameras was generated from one customer. For the year ended November 30, 2020, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami with whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2019, 91.9% of the revenue from the sale of cameras was generated from three customers. For the year ended November 30, 2019, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami with whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2020, 95.3% of the service revenue was generated from four customers.

For the year ended November 30, 2019, 90.9% of the service revenue was generated from two customers.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets Group Inc.’s (the “OTCM”) Pink Tier under the symbol “PTZH.” There is currently a limited trading market in the shares of our common stock.

Set forth below are the range of high and low bid closing bid prices for the periods indicated as reported by the OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
May 31, 2021 (1)	$22.70	$11.20
February 28, 2021	$10.50	$1.10
November 30, 2020	$1.10	$0.20
August 31, 2020	$0.20	$0.0001
May 31, 2020	$0.0001	$0.0001
February 28, 2020	$0.0001	$0.0001
November 30, 2019	$0.0001	$0.0001
August 31, 2019	$0.0001	$0.0001
May 31, 2019	$0.0001	$0.0001
February 28, 2019	$0.0001	$0.0001

(1)	Through March 9, 2021.

Holders

As of March 16, 2021, there were 125 shareholders of record of our common stock and 8,000,000 shares of common stock deemed outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

The Company has not conducted any recent sales of securities within the past three fiscal years.

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

Liquidity and Capital Resources

As of November 30, 2020 and 2019, we had cash and cash equivalents in the amount of $244,704 and $28,398, respectively. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any substantive period of time. We have been utilizing and may continue to utilize funds from Photozou Co., Ltd., owned and managed by Koichi Ishizuka, our CEO. Photozou　Holdings., Inc, and Koichi Ishizuka, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the year ended November 30, 2020, the Company borrowed $163,434 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of November 30, 2020 was $503,404 and are unsecured, due on demand and non-interest bearing.

Revenues

For the year ended November 30, 2020 and 2019, we generated revenues in the amount of $183,927 and $275,587, respectively, for used cameras, and $19,889 and $20,374, respectively, for services.

Our decrease in revenues was attributed to suspension in purchases from our principal customer.

Net Loss

We recorded a net loss of $71,790 and $89,768 for the year ended November 30, 2020 and 2019, respectively. The greater net loss for the year ended November 30, 2020, as opposed to the year ended November 30, 2019, is attributed to the decrease of revenues.

We believe that we realized a net loss for the year ended November 30, 2020 because our and our subsidiary’s collective operating expenses, outweighed our gross profits.

Through the current date, our gross profit ratio has been, in our opinion, low. To improve upon our margins, going forward, we intend to make an attempt to purchase cameras at lower prices by better negotiating purchases in our favor, and or buying in bulk at cheaper prices. We do not believe a small increase in our pricing will deter buyers from purchasing our cameras, therefore we are also exploring the possibility of increasing our prices slightly.

Cash flow

For the year ended November 30, 2020 and 2019, we had cash flows from operations in the amount of $69,807 and negative $167,426, respectively.

Working capital

As of November 30, 2020 and 2019, we had a working deficit of $242,853 and $200,212, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Changes in Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F8

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Photozou Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Photozou Holdings, Inc. and its subsidiary (collectively, the “Company”) as of November 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 16, 2021

- F2 -

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2020	November 30, 2019

ASSETS
Current Assets
Cash and cash equivalents	$244,704	$28,398
Accounts receivable	2,592	18,840
Prepaid and other current assets	2,675	3,133
Inventories	35,484	69,142

TOTAL CURRENT ASSETS	285,455	119,513

NON-CURRENT ASSETS
Software, net	7,672	1,019
Advance payments	1,918	-

TOTAL ASSETS	295,045	120,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$9,022	$389
Due to related party	503,404	319,336
Deferred revenue	2,302	-
Long-term loan payable, current portion	13,580	-

TOTAL CURRENT LIABILITIES	528,308	319,725

NON-CURRENT LIABILITIES
Long-term loan payable, non-current portion	49,794	-

TOTAL LIABILITIES	578,102	319,725

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of November 30, 2020 and November 30, 2019)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
8,000,000 shares issued and outstanding
as of November 30, 2020 and November 30, 2019)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(320,279)	(248,489)
Accumulated other comprehensive income (loss)	(13,608)	(1,534)

TOTAL STOCKHOLDERS’ DEFICIT	(283,057)	(199,193)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$295,045	$120,532

The accompanying notes are an integral part of these audited consolidated financial statements

- F3 -

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	November 30, 2020	November 30, 2019

Revenues
Revenue from cameras sold	$183,927	$275,587
Service revenue	19,889	20,374

Total revenues	203,816	295,961

Cost of revenues	163,024	264,285

Gross profit	40,792	31,676

OPERATING EXPENSES
General and administrative expenses	$130,519	$124,456

TOTAL OPERATING EXPENSES	$130,519	$124,456

OTHER INCOME	$18,732	$3,012

OTHER EXPENSES	795	-

NET LOSS BEFORE TAXES	$(71,790)	$(89,768)

NET LOSS	$(71,790)	$(89,768)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$(12,074)	$(4,160)

TOTAL COMPREHENSIVE LOSS	$(83,864)	$(92,928)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000

The accompanying notes are an integral part of these audited consolidated financial statements

- F4 -

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance November 30, 2018	8,000,000	$800	$32,396	$2,626	$(158,721)	$(122,899)
Net loss	-	-	-	-	(89,768)	(89,768)
Due to related party forgiven	-	-	17,634	-	-	17,634
Foreign currency translation	-	-	-	(4,160)	-	(4,160)

Balance November 30, 2019	8,000,000	800	50,030	(1,534)	(248,489)	(199,193)
Net loss	-	-	-	-	(71,790)	(71,790)
Foreign currency translation	-	-	-	(12,074)	-	(12,074)

Balance November 30, 2020	8,000,000	$800	$50,030	$(13,608)	$(320,279)	$(283,057)

The accompanying notes are an integral part of these audited consolidated financial statements

- F5 -

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	November 30, 2020	November 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,790)	$(89,768)
Adjustments to reconcile net loss to net cash:
Amortization expenses	275	395
Changes in operating assets and liabilities:
Accounts receivable	16,722	(16,439)
Prepaid and other current assets	587	(2,753)
Inventories	36,113	(58,144)
Accrued expenses	85,662	139
Deferred revenue	2,238	(856)
Net cash provided by (used in) operating activities	69,807	(167,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of software	(8,561)	-
Net cash used in investing activities	(8,561)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$83,994	$189,778
Proceeds from long-term loan	65,286	-
Repayments of long-term loan	(3,759)	-
Net cash provided by financing activities	145,521	189,778

Net effect of exchange rate changes on cash	$9,539	$123

Net Change in Cash and Cash equivalents	$216,306	$22,475
Cash and cash equivalents - beginning of year	28,398	5,923
Cash and cash equivalents - end of year	244,704	28,398

NON-CASH TRANSACTIONS
Due to related party forgiven	$-	$17,634
Expense paid by related party on behalf of the Company	$79,440	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$127	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements

- F6 -

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

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

On September 21, 2020, Photozou Co., Ltd., our principal controlling shareholder, entered into a Stock Purchase Agreement with Koichi Ishizuka, our Sole Officer and Director. Pursuant to the closing of the Agreement on September 21, 2020, Photozou Co., Ltd. transferred to Koichi Ishizuka 4,553,200 shares of our common stock, which represents approximately 56.9% of our issued and outstanding common stock, in consideration of JPY 6,657,917 (approximately $60,500). Following the closing of the share purchase transaction, Koichi Ishizuka owns approximately 66.7% interest in the issued and outstanding shares of our common stock. Photozou Co., Ltd. was and remains owned and controlled entirely by Koichi Ishizuka, we do not believe that this transaction is deemed to be a change in control of the Company.

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

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Since early 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected the economy in Japan, where the Company mainly operates its business. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of November 30, 2020 and for the year then ended. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

As of November 30, 2020 and 2019, the Company held inventory comprised solely of used cameras and parts in the amount of $35,484 and $69,142.

SOFTWARE

The Company capitalizes certain costs related to obtaining or developing computer software for internal use. Costs incurred during the application development stage internally or externally are capitalized and amortized on a straight-line basis over the expected useful life of two to five years since the computer software is ready for its intended use. The application development stage includes design of chosen path, software configuration and integration, coding, hardware installation and testing. Costs incurred during the preliminary project stage and post implementation-operation stage are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended November 30, 2020 and 2019, the Company did not record any impairment charges on long-lived assets.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive loss within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	November 30, 2020	November 30, 2019
Current JPY: US$1 exchange rate	104.27	109.51
Average JPY: US$1 exchange rate	107.22	109.27

- F7 -

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive loss, as presented in the accompanying consolidated statements of changes in shareholders’ deficit consists of changes in unrealized gains and losses on foreign currency translation.

REVENUE RECOGNITION AND DEFERRED REVENUE

The Company recognize its revenue in accordance with ASC 606 - Revenue from contracts with Customers. To determine revenue recognition for agreements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for used cameras sold is recognized at a point in time when the cameras are delivered to the customer. Service revenue is recognized over time when the services are provided to the customers.

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. As of November 30, 2020 and 2019, the Company's deferred revenue was $2,302 and nil, respectively.

Disaggregated revenue of the Company is as follows:

	For the year	Percentage of	For the year	Percentage of
	ended	total revenues	ended	total revenues
	November 30, 2020		November 30, 2019
Revenue from cameras sold	$183,927	90.2%	275,587	93.1%
Service revenue	19,889	9.8%	20,374	6.9%
Total	203,816	100%	295,961	100%

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2020 and 2019.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”). Under ASC 842, lessees will be required to recognize all leases at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company's financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public entities for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's disclosures.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the year ended November 30, 2020, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $83,994 and paid expense on behalf of the Company in an amount of $79,440. The total due to related party as of November 30, 2020 was $503,404 and are unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2019, the Company borrowed $189,778 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the year ended November 30, 2019, the Company forgave due to related party and was deemed as capital contribution $17,634. The total due to related party as of November 30, 2019 was $319,336 and are unsecured, due on demand and non-interest bearing.

For the years ended November 30, 2020 and 2019, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5– SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during November 30, 2020 and 2019.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of November 30, 2020 and 2019.

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

Photozou Koukoku’s operation during the year ended November 30, 2020 has resulted a net taxable loss, as such Photozou Koukoku was not subject to income tax for the year ended November 30, 2020. The effective income tax rate of Photozou Koukoku is 0%.

Photozou Holdings, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended November 30, 2020 and 2019, respectively, Photozou Holdings, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability.

The Company has not recognized any income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. Deferred tax assets arise from net operating loss carried forward of $320,920 are fully allowed as the Company considers its realization not to be more likely than not. The net operating loss carry forward will start to expire in the year 2028. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

	November 30,
	2020	2019
Deferred tax asset, generated from net operating loss at statutory rates	$67,393	$52,222
Valuation allowance	(67,393)	(52,222)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 7 - CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory, accounts receivable and revenue.

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2020, 99.3% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse. For the year ended November 30, 2020, 100% of the purchase of inventory of cameras was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2019, 98.9% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse. For the year ended November 30, 2019, 100% of the purchase of inventory of cameras was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2020, 14.5% of the revenue from the sale of cameras was generated from one customer. For the year ended November 30, 2020, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2019, 91.9% of the revenue from the sale of cameras was generated from three customers. For the year ended November 30, 2019, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2020, 95.3% of the service revenue was generated from four customers.

For the year ended November 30, 2019, 90.9% of the service revenue was generated from two customers.

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

NOTE 9 – LONG-TERM LOAN

On July 2, 2020, the Company borrowed JPY7,000,000 ($65,286) from Japan Finance Corporation ("JFC"), a wholly owned public entity by the Japanese government as the COVID-19 subsidy. The loan is unsecured, repaid monthly, due in five years, and with an annual interest rate of 0.46% within three years and 1.36% thereafter. Ishizuka Koichi is the guarantor of the loan.

For the year ended November 30, 2020, the Company repaid $3,759 to JFC. As of November 30, 2020, the Company had the current portion of $13,580 and non-current portion of $49,794.

The future principal payments for the Company’s long-term loan as of November 30, 2020, are as follows:

Year Ending November 31,
2021	$13,580
2022	13,580
2023	13,580
2024	13,580
2025	9,054
Thereafter	-
Total	63,374

NOTE 10 – SUBSIDY INCOME

On September 24, 2020, Photozou Kokoku., Co. Ltd received JPY2,000,000 ($18,653) as a COVID-19 subsidy for small business in Japan.

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

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report November 30, 2020   and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of November 30, 2020, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal quarter ended November 30, 2020, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 50- Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

In 2004 Mr. Koichi Ishizuka graduated with his MBA from the University of Aoyama Gakuin. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., and Photozou Koukoku Co., Ltd.. He has held the position of CEO with OFF Line Co., Ltd. Since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017 and Photozou Koukoku Co., Ltd. since 2017. Off Line Co., Ltd. manages and operates a Japanese communication application named, “AirTalk.” This is Off Line Co., Ltd.’s primary business activity. In June 2018, he incorporated OFF Line Japan Co., Ltd., a Japan corporation. On November 22, 2019, he incorporated OFF Line International, Inc., a Delaware corporation. On November 18, 2020, Koichi Ishizuka became the Chief Financial Officer of Next Meats Holdings, Inc., where he remains to this date.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at Photozou Holdings, Inc.

Employees

As of November 30, 2020, we had no employees outside of our sole officer and director.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of November 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2019	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of November 30, 2020, the Company has 8,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Koichi Ishizuka (1) (2) 3-1-21, Chuo, Nakano-ku, Tokyo, 164-0011, Japan	5,334,200	66.68%	none	n/a	66.68%
5% or greater shareholders
Takashi Matsuyama 4-16-14-101, Kugenuma Sakuragaoka, Fujisawa-shi, Kanagawa, 251-0027, Japan	700,000	8.75%	none	n/a	8.75%
Rei Ishizuka (3) 3-1-21, Chuo, Nakano-ku, Tokyo, 164-0011, Japan597	597,800	7.47%	none	n/a	7.47%

(1) Mr. Koichi Ishizuka owns 66.68% of the issued and outstanding shares of the company.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended November 30, 2020, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $83,994 and paid expense on behalf of the Company in an amount of $79,440. The total due to related party as of November 30, 2020 was $503,404 and are unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2019, the Company borrowed $189,778 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the year ended November 30, 2019, the Company forgave due to related party and was deemed as capital contribution $17,634. The total due to related party as of November 30, 2019 was $319,336 and are unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2020 and 2019, the Company rented office space and storage space from the Company’s officer free of charge.

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

		2020	2019
Audit fees	MaloneBailey, LLP	$61,000	$46,414
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$61,000	$46,414

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended November 30, 2020. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form POS AM as filed with the SEC on June 9, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 16, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 16, 2021