Form 10-Q
period 2021-05-31
Photozou Holdings, Inc.
filed 2021-07-20
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2021

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

As of July 20, 2021, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31, 2021	November 30, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,722	$244,704
Accounts receivable	17,883	2,592
Prepaid and other current assets	13,624	2,675
Inventories	128,492	35,484

TOTAL CURRENT ASSETS	255,721	285,455

NON-CURRENT ASSETS
Software, net	7,190	7,672
Advance payments	5,466	1,918

TOTAL ASSETS	268,377	295,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expense	$5,522	$9,022
Due to related party	560,492	503,404
Deferred revenue	2,187	2,302
Long-term loans payable, current portion	12,901	13,580

TOTAL CURRENT LIABILITIES	581,102	528,308

NON-CURRENT LIABILITIES:
Long-term loans payable, non-current portion	$40,853	$49,794

TOTAL LIABILITIES	619,955	578,102

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of May 31, 2021 and November 30, 2020)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
8,000,000 shares issued and outstanding
as of May 31, 2021 and November 30, 2020)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(405,539)	(320,279)
Accumulated other comprehensive income (loss)	1,131	(13,608)

TOTAL STOCKHOLDERS’ DEFICIT	(353,578)	(283,057)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$268,377	$295,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Month Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Revenues
Revenue from cameras sold	$51,059	$61,999	$51,409	$120,342
Service revenue	9,854	3,952	17,923	6,563

Total revenues	60,913	65,951	69,332	126,905

Cost of revenues	27,848	48,595	28,362	101,602

Gross profit	30,065	17,356	40,970	25,303

OPERATING EXPENSES
General and Administrative Expenses	$109,768	$35,944	$127,534	$73,154

TOTAL OPERATING EXPENSES	$109,768	$35,944	$127,534	$73,154

OTHER INCOME	$1,440	$-	$1,440	$67
				-
OTHER EXPENSES	$66	$-	$136	$-

NET LOSS	$(75,329)	$(18,588)	$(85,260)	$(47,784)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$9,387	$(518)	$14,739	$(3,586)

TOTAL COMPREHENSIVE LOSS	$(65,942)	$(19,106)	$(70,521)	$(51,370)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	TOTALS

Balance November 30, 2019	8,000,000	$800	$50,030	$(248,489)	$(1,534)	$(199,193)

Net loss	-	-	-	(29,196)	-	(29,196)
Foreign currency translation	-	-	-	-	(3,068)	(3,068)

Balance February 29, 2020	8,000,000	800	50,030	(277,685)	(4,602)	(231,457)

Net loss	-	-	-	(18,588)	-	(18,588)
Foreign currency translation	-	-	-	-	(518)	(518)

Balance May 31, 2020	8,000,000	$800	$50,030	$(296,273)	$(5,120)	$(250,563)

Balance November 30, 2020	8,000,000	$800	$50,030	$(320,279)	$(13,608)	$(283,057)
Net loss	-	-	-	(9,931)	-	(9,931)
Foreign currency translation	-	-	-	-	5,352	5,352

Balance February 28, 2021	8,000,000	800	50,030	(330,210)	(8,256)	(287,636)

Net loss	-	-	-	(75,329)	-	(75,329)
Foreign currency translation	-	-	-	-	9,387	9,387

Balance May 31, 2021	8,000,000	$800	$50,030	$(405,539)	$1,131	$(353,578)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	May 31, 2021	May 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,260)	$(47,784)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	101	232
Changes in operating assets and liabilities:
Accounts receivable	(15,868)	9,706
Prepaid and other current assets	(11,386)	(15,557)
Inventories	(97,528)	(23,452)
Accrued expense	60,157	46,222
Net cash used in operating activities	(149,784)	(30,633)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	$(3,750)	$-
Net cash used in investing activities	(3,750)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$19,467	$82,947
Repayments of long-term loan	(6,637)	-
Net cash provided by financing activities	12,830	82,947

Net effect of exchange rate changes on cash	$(8,278)	$774

Net Change in Cash and Cash equivalents	$(148,982)	$53,088
Cash and cash equivalents - beginning of period	244,704	28,398
Cash and cash equivalents - end of period	95,722	81,486

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$63,294	$46,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$136	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

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

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Since early 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected economy in Japan, where the Company mainly operates its business. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of May 31, 2021 and for the three months then ended. Actual results in the future could vary from the amounts derived from management's estimates and assumptions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	May 31, 2021	May 31, 2020
Current JPY: US$1 exchange rate	109.76	107.77
Average JPY: US$1 exchange rate	106.67	108.50

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

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. There was $2,187 and $2,302 of deferred revenue as of May 31, 2021 and November 30, 2020, respectively. During the six months ended May 31, 2021 the Company recognized all of deferred revenue in the opening balance.

Disaggregated revenue of the Company is as follows:

	For the six months	Percentage of	For the six months	Percentage of
	ended	total revenues	Ended	total revenues
	May 31, 2021		May 31, 2020
Revenue from cameras sold	$51,409	74.0%	120,342	94.8%
Service revenue	17,923	26.0%	6,563	5.2%
Total	69,332	100%	126,905	100%

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the six months ended May 31, 2021, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $19,467 and paid expense on behalf of the Company in an amount of $63,294. The total due to related party as of May 31, 2021 and November 30, 2020 were $560,492 and $503,404 respectively, and are unsecured, due on demand and non-interest bearing.

For the six months ended May 31, 2020, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $82,947 and paid expense on behalf of the Company in an amount of $46,305.

For the six months ended May 31, 2021 and May 31, 2020, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the six months ended May 31, 2021 and May 31, 2020.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of May 31, 2021 and November 30, 2020.

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

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the six months ended May 31, 2021, 88% of inventories of cameras were purchased from one supplier whose name was e-Sakura Market. For the six months ended May 31, 2020, 100% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse. For the six months ended May 31, 2021 and May 31, 2020, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the six months ended May 31, 2021, 83% and 15% of the revenue from the sale of cameras was generated through Amazon USA and Yahoo respecitvely. For the six months ended May 31, 2020, 48.2% of the revenue from the sale of cameras was generated through Amazon.

For the six months ended May 31, 2021 and May 31, 2020, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the six months ended May 31, 2021, 100% of the service revenue was generated from five customers. For the six months ended May 31, 2020, 100% of the service revenue was generated four customers.

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

For the six months ended May 31, 2021, the Company repaid $6,637 to JFC. As of May 31, 2021, the Company had the current portion of $12,901 and non-current portion of $40,853.

NOTE 9 - SUBSEQUENT EVENTS

From June 1, 2021 through the current date, the Company borrowed $1,490 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. This debt is non-interest bearing, unsecured, and due on demand.

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

Liquidity and Capital Resources

Our cash balance is $95,722 as of May 31, 2021. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Revenues

For the six months ended May 31, 2021 we generated total revenues in the amount of $69,332 as opposed to $126,905 for the six months ended May 31, 2020. From September 2020 to February 2021, fewer used cameras were sold in the Japanese market in order to prepare for Amazon USA. This is the main reason for the decline in revenue.

Net Loss

We recorded a net loss of $85,260 and $47,784 for the six months ended May 31, 2021 and May 31, 2020, respectively. The increase in net loss is attributed to the increase of operating expenses.

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

As of May 31, 2021, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended May 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2021 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: July 20, 2021