Form 10-Q
period 2021-08-31
Photozou Holdings, Inc.
filed 2021-10-15
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2021

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

As of October 15, 2021, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2021	November 30, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,398	$244,704
Accounts receivable	19,697	2,592
Prepaid and other current assets	20,675	2,675
Inventories	105,433	35,484

TOTAL CURRENT ASSETS	248,203	285,455

NON-CURRENT ASSETS
Software, net	10,722	7,672
Advance payments	1,820	1,918

TOTAL ASSETS	260,745	295,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expense	$4,765	$9,022
Due to related party	603,222	503,404
Deferred revenue	546	2,302
Long-term loans payable, current portion	12,884	13,580

TOTAL CURRENT LIABILITIES	621,417	528,308

NON-CURRENT LIABILITIES:
Long-term loans payable, non-current portion	$37,580	$49,794

TOTAL LIABILITIES	658,997	578,102

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding as of August 31, 2021 and November 30, 2020)	0	0
Common stock ($.0001 par value, 500,000,000 shares authorized, 8,000,000 shares issued and outstanding as of August 31, 2021 and November 30, 2020)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(405,524)	(320,279)
Accumulated other comprehensive income (loss)	1,442	(13,608)

TOTAL STOCKHOLDERS’ DEFICIT	(398,252)	(283,057)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$260,745	$295,045

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F2-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Revenues
Revenue from cameras sold	$70,638	$53,316	$122,047	$173,658
Service revenue	22,402	2,275	40,325	8,838

Total revenues	93,040	55,591	162,372	182,496

Cost of revenues
Cost of revenue from cameras sold	55,065	47,022	83,427	148,624
Cost of service revenue	11,431	-	15,601	-

Total cost of revenues	66,496	47,022	99,028	148,624

Gross profit	26,544	8,569	63,344	33,872

OPERATING EXPENSES
General and Administrative Expenses	$75,954	$23,802	$199,318	$96,956

TOTAL OPERATING EXPENSES	$75,954	$23,802	$199,318	$96,956

OTHER INCOME	$4,485	$-	$5,925	$118

OTHER EXPENSES	$60	$254	$196	$305

NET LOSS	$(44,985)	$(15,487)	$(130,245)	$(63,271)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$311	$(4,477)	$15,050	$(8,063)

TOTAL COMPREHENSIVE LOSS	$(44,674)	$(19,964)	$(115,195)	$(71,334)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

			ADDITIONAL		ACCUMULATED OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	TOTALS

Balance November 30, 2019	8,000,000	$800	$50,030	$(248,489)	$(1,534)	$(199,193)

Net loss	-	-	-	(29,196)	-	(29,196)
Foreign currency translation	-	-	-	-	(3,068)	(3,068)

Balance February 29, 2020	8,000,000	800	50,030	(277,685)	(4,602)	(231,457)

Net loss	-	-	-	(18,588)	-	(18,588)
Foreign currency translation	-	-	-	-	(518)	(518)

Balance May 31, 2020	8,000,000	$800	$50,030	$(296,273)	$(5,120)	$(250,563)

Net loss	-	-	-	(15,487)	-	(15,487)
Foreign currency translation	-	-	-	-	(4,477)	(4,477)

Balance August 31, 2020	8,000,000	$800	$50,030	$(311,760)	$(9,597)	$(270,527)

Balance November 30, 2020	8,000,000	$800	$50,030	$(320,279)	$(13,608)	$(283,057)

Net loss	-	-	-	(9,931)	-	(9,931)
Foreign currency translation	-	-	-	-	5,352	5,352

Balance February 28, 2021	8,000,000	800	50,030	(330,210)	(8,256)	(287,636)

Net loss	-	-	-	(75,329)	-	(75,329)
Foreign currency translation	-	-	-	-	9,387	9,387

Balance May 31, 2021	8,000,000	$800	$50,030	$(405,539)	$1,131	$(353,578)

Net loss	-	-	-	(44,985)	-	(44,985)
Foreign currency translation	-	-	-	-	311	311

Balance August 31, 2021	8,000,000	$800	$50,030	$(450,524)	$1,442	$(398,252)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	August 31, 2021	August 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(130,245)	$(63,271)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	200	333
Changes in operating assets and liabilities:
Accounts receivable	(17,567)	15,478
Prepaid and other current assets	(18,466)	(6,891)
Inventories	(73,137)	24,004
Accrued expense	95,002	64,456
Deferred revenue	(1,669)	-
Net cash used in operating activities	(145,882)	34,109

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	$(3,750)	$-
Net cash used in investing activities	(3,750)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$27,190	$83,391
Proceeds from long-term loan	-	64,859
Repayments of long-term loan	(9,848)	(352)
Net cash provided by financing activities	17,342	147,898

Net effect of exchange rate changes on cash	$(10,016)	$4,422

Net Change in Cash and Cash equivalents	$(142,306)	$186,429
Cash and cash equivalents - beginning of period	244,704	28,398
Cash and cash equivalents - end of period	102,398	214,827

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$98,870	$58,234

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$196	$50
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

NOTE 1 ORGANIZATION, DESCRIPTION OF BUSINESS

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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

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

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Since early 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected economy in Japan, where the Company mainly operates its business. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of August 31, 2021 and for the three months then ended. Actual results in the future could vary from the amounts derived from management's estimates and assumptions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	August 31, 2021	August 31, 2020
Current JPY: US$1 exchange rate	109.90	105.89
Average JPY: US$1 exchange rate	107.84	107.93

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

Certain revenue transactions involve a third party in providing goods or services to the customers. The Company recognizes the related revenue on a gross basis if it obtains control of the goods and services before they are transferred to customers.

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. There was $546 and $2,302 of deferred revenue as of August 31, 2021 and November 30, 2020, respectively. During the nine months ended August 31, 2021 the Company recognized all of deferred revenue in the opening balance.

Disaggregated revenue of the Company is as follows:

	For the nine months	Percentage of	For the nine months	Percentage of
	ended	total revenues	ended	total revenues
	August 31, 2021		August 31, 2020
Revenue from cameras sold	$122,047	75.2%	$173,658	95.2%
Service revenue	40,325	24.8%	8,838	4.8%
Total	162,372	100%	182,496	100%

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financials position.

-F6-

NOTE 3 GOING CONCERN

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

NOTE 4 RELATED-PARTY TRANSACTIONS

For the nine months ended August 31, 2021, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $27,190 and paid expense on behalf of the Company in an amount of $98,870. The total due to related party as of August 31, 2021 and November 30, 2020 were $603,222 and $503,404 respectively, and are unsecured, due on demand and non-interest bearing.

For the nine months ended August 31, 2020, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $83,391 and paid expense on behalf of the Company in an amount of $58,234.

For the nine months ended August 31, 2021 and August 31, 2020, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5 SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the nine months ended August 31, 2021 and August 31, 2020.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of August 31, 2021 and November 30, 2020.

Pertinent Rights and Privileges

Holders of shares of common stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. Common stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

NOTE 6 CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory, accounts receivable and revenue.

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the nine months ended August 31, 2021, 95.9% of inventories of cameras were purchased from one supplier whose name was e-Sakura Market. For the nine months ended August 31, 2020, 99.4% of the inventories of cameras were purchased from one supplier whose name was Digital Reuse. For the nine months ended August 31, 2021 and August 31, 2020, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the nine months ended August 31, 2021, 93.8% of the revenue from the sale of cameras was generated through Amazon USA. For the nine months ended August 31, 2020, 43.3% of the revenue from the sale of cameras was generated through Amazon.

For the nine months ended August 31, 2021 and August 31, 2020, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the nine months ended August 31, 2021, 96.8% of the service revenue was generated from three customers. For the nine months ended August 31, 2020, 89.5% of the service revenue was generated from two customers.

NOTE 7 COMMITMENTS

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

NOTE 8 LONG-TERM LOAN

On July 2, 2020, the Company borrowed JPY7,000,000 ($65,286) from Japan Finance Corporation ("JFC"), a wholly owned public entity by the Japanese government as the COVID-19 subsidy. The loan is unsecured, repaid monthly, due in five years, and with an annual interest rate of 0.46% within three years and 1.36% thereafter. Ishizuka Koichi is the guarantor of the loan.

For the nine months ended August 31, 2021, the Company repaid $9,848 to JFC. As of August 31, 2021, the Company had the current portion of $12,884 and non-current portion of $37,580.

NOTE 9 SUBSEQUENT EVENTS

From September 1, 2021 through the current date, the Company borrowed $24,272 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. This debt is non-interest bearing, unsecured, and due on demand.

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

On August 31, 2018, the Company entered into and consummated a Stock Purchase Agreement with Koichi Ishizuka, our President, CEO, and Director. At the closing of the Stock Purchase Agreement, Koichi Ishizuka transferred to the Company, 10,000 shares of common stock of Photozou Koukoku Co., Ltd., a Japan corporation (“Photozou Koukoku”), which represented all of its issued and outstanding shares, in consideration of 1,000,000 JPY ($9,190 as of the exchange rate August 31, 2018). The Company has since gained a 100% interest in the issued and outstanding shares of Photozou Koukoku’s common stock and Photozou Koukoku is now a wholly owned subsidiary of the Company. The Company and Photozou Koukoku were under common control at the time of the acquisition.

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

Liquidity and Capital Resources

Our cash balance is $102,398 as of August 31, 2021. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Revenues

For the nine months ended August 31, 2021 we generated total revenues in the amount of $162,372 as opposed to $182,496 for the nine months ended August 31, 2020. From September 2020 to February 2021, few used cameras were sold in the Japan market in order to prepare for Amazon USA. This is the main reason for the decline in revenue.

Net Loss

We recorded a net loss of $130,245 and $63,271 for the nine months ended August 31, 2021 and August 31, 2020, respectively. The increase in net loss is attributed to the increase of operating expenses.

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

As of August 31, 2021, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended August 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2021 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: October 15, 2021