Form 10-K
period 2021-11-30
Photozou Holdings, Inc.
filed 2022-03-17
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2021

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

As of May 31, 2021, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $12.70. This was calculated using the par value $0.0001.

As of March 17, 2022, there were 8,000,000 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

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

On September 21, 2020, Photozou Co., Ltd our principal controlling shareholder, entered into a Stock Purchase Agreement with Koichi Ishizuka, our Sole Officer and Director. Pursuant to the closing of the Agreement on September 21, 2020, Photozou Co., Ltd. transferred to Koichi Ishizuka 4,553,200 shares of our common stock, which represents approximately 56.9% of our issued and outstanding common stock, in consideration of JPY 6,657,917 (approximately $60,500). Following the closing of the share purchase transaction, Koichi Ishizuka owns approximately 66.7% interest in the issued and outstanding shares of our common stock. Photozou Co., Ltd. was and remains owned and controlled entirely by Koichi Ishizuka, we do not believe that this transaction is deemed to be a change in control of the Company.

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

Photozou Koukoku Co., Ltd.’s business operations are primarily focused on the sale of used cameras, primarily sold online, and online advertising through various channels. On April 17, 2017, Photozou Koukoku obtained a license to operate as a used goods merchant in Japan. From April 2021, Photozou Koukoku started to provide photo session services by hosting photo sessions to individual customers.

Background of Operations - Sale of Cameras

Photozou Koukoku purchases and resells used cameras as its primary business, which include mainly high-class digital single lens reflex cameras produced by well-known Japanese camera makers, e.g. Canon, Nikon, Fujifilm, etc.

The camera industry in Japan is a multi-billion dollar industry and cameras made in Japan have worldwide appeal and recognition. This is due to the fact that common household name camera manufacturers such as Canon, Nikon, Sony and several others, are headquartered in Japan and sell high end, digital cameras, generally associated with high quality.

The Company believes that due to the high quality of cameras created by Japanese camera makers that these will be the most appealing products to offer to the USA and Japanese market.

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

Purchasing

Photozou Koukoku primarily purchases used cameras from used camera dealers and individual consumers in Japan. Photozou Koukoku’s supporting website at http://photozou.jp/kaitori/top/ can be used by interested parties to access pertinent information relating to selling their cameras. For example, there is a section of the website which discloses a price list by product. Through the website they can also request an estimate, review Photozou Koukoku’s procedure for purchasing cameras and fill out an application to sell their camera. Currently, Photozou Koukoku has hired, as an independent contractor, Mr. Takaharu Ogami to handle the entirety of all purchasing and selling activities of Photozou Koukoku’s camera business. Relating to his services to Photozou Koukoku, Mr. Ogami is paid a monthly fee of JPY 400,000 ($3,600) which increased to JPY 450,000 ($4,000) beginning May 2021. Mr. Ogami is responsible for the sale and shipping of the cameras at the expense of Photozou Koukoku. Photozou Koukoku is the legal owner of the camera(s) until the point of sale to the purchaser or purchaser(s).

Inventory

The Company consigns its operations regarding the sale of cameras to Mr. Ogami. However, inventory remains under legal ownership of the Company.

As of November 30, 2021 and 2020, the Company held inventory comprised solely of used cameras in the amount of $99,797 and $35,484.

Selling

As of April 2021, Photozou Koukoku predominantly sells its used cameras to individuals through Amazon USA. Cameras are shipped to the purchaser for a fee that is determined at a later date depending on the type of camera and method of delivery that is selected.

Advertising Services

At present, Photozou Koukoku offers two types of advertising services. These services include managing online photo contests and web advertising services that are specifically geared toward advertisements that are placed on what is known as “The Photozou-Social Networking Service.” The aforementioned is a social networking website, primarily for photo sharing. Its web address can be found here: http://photozou.jp/?lang=en. The online social networking website is owned entirely by Photozou Co., Ltd., a Japan Corporation, which our CEO and Director, Koichi Ishizuka, also owns in its entirety and controls.

Herein, we may refer to the aforementioned social networking website as “the Photozou-SNS”, “SNS”, “the website” or “the social networking site.”

Photozou Koukoku develops banner ads for third parties and subsequently assists those clients with placing their advertisements on the Photozou-SNS. Fees are determined on a case by case basis and vary depending on whether or not Photozou Co., Ltd contracts Photozou Koukoku to work with a pre-existing client, or if Photozou Koukoku obtains the client on its own.

It is possible that the Company will expand into offering additional online advertising services, and will develop advertisements other than banner ads, but such plans are still under consideration at this time.

As mentioned above, the Company also manages and operates photo contests that take place on the SNS. The photo contests are funded by third parties and are used as a way to promote and advertise the business operations of the third party companies hosting the photo contest(s), through the social networking site. Fees for this service are also on a case by case basis and vary depending on whether or not Photozou Co., Ltd contracts Photozou Koukoku to work with a pre-existing client, or if Photozou Koukoku obtains the client on its own.

Photo session services

Starting in April 2021, Photozou Koukoku began providing commercial photo session services to customers. The customers sign up for a photo session and Photozou Koukoku organizes the session in which customers can take photos of models provided by Photozou Koukoku for the customer. The rights to any images or video taken by the customer are retained by the Company, models, and model’s office, not the customer. The photo sessions are intended to be a skill building activity as the Company believes many customers in Japan are interested in improving their photographic skills. Photographers shall not publish images or videos taken at the photo sessions without the consent of both the Company and the model whose pictures are taken. These photo sessions are held every weekend in Osaka and since February, 2022 in Tokyo.

25 models are associated with the photo session services provided in Osaka (https://www.primavera-photo-session.com/). 13 models are part of Photozou Koukoku photo sessions conducted in Tokyo (https://www.pps-tokyo.jp/).

Customers pay an all-inclusive fee directly to Photozou Koukoku, who in turn pays any associated costs or other expenses, including the amounts paid to the models.

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

Concentrations

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2021, 81.6% of the camera inventory was purchased from one supplier, specifically eSakura Market. For the year ended November 30, 2021, 100% of the purchase of camera inventory was handled by Mr. Takaharu Ogami, with whom the Company has a service agreement to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2020, 99.3% of the camera inventory was purchased from one supplier, specifically Digital Reuse. For the year ended November 30, 2020, 100% of the purchase of camera inventory was handled by Mr. Takaharu Ogami, with whom the Company has a service agreement to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2021, 95.4% of the revenue from the sale of cameras was generated through Amazon USA. For the year ended November 30, 2021, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2020, 43.5% and 39.0% of the revenue from the sale of cameras was generated through Yahoo Auctions and Amazon Japan. For the year ended November 30, 2020, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2021, 21.9% and 13.5% of the service revenue was generated from Geniee, Inc., and KONICA MINOLTA, respectively.

For the year ended November 30, 2020, 37.4%, 22.8%, 22.5% and 12.6% of the service revenue was generated from Flut, Geniee, Inc., KONICA MINOLTA, and Yahoo Japan, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Beginning in 2019, our Common Stock was quoted on the OTC Markets Group Inc.’s (the “OTCM”) Pink Tier under the symbol “PTZH.”

On April 29, 2021, the Securities and Exchange Commission (“SEC”) issued an “Order of Suspension of Trading” (referred to herein as the “Order”) temporarily suspending the trading in the securities of the Company. The Order stated that the SEC felt it in the public interest and protection of investors to require a temporary suspension in light of potentially manipulative transactions in the Company’s Common Stock and unusual trading activity, particularly in February and March, 2021. The Company’s Common Stock, previously quoted on the OTC Markets Group Pink Tier was suspended as a result of the Order for the period from 9:30 a.m. EDT on April 30, 2021, through 11:59 p.m. EDT on May 13, 2021, at which time the suspension expired by its terms.

On August 26, 2021 the SEC confirmed to the Company’s counsel that it had concluded its investigation of the Company pursuant to the Order, and that the SEC did not intend to recommend any enforcement action. The SEC’s response further noted that this decision should “in no way be construed as indicating that the party (the Company) has been exonerated or that no action may ultimately result from the staff's investigation.”

Recently, the Company had a Market Maker file a Form 211 on the Company’s behalf so that the Company’s Common Stock may resume its quotation via the OTC Pink Tier. The Form 211 was cleared by FINRA on December 15, 2021. Currently, the Company’s counsel is in communications with OTC staff regarding resuming quotation of the Company’s Common Stock on the OTC Markets Group Pink Tier.

There is no guarantee that the Company’s Common Stock will be quoted again via the OTC Pink Tier in the future.

There is currently a limited trading market in the shares of our Common Stock.

Set forth below are the range of high and low bid closing bid prices for the periods indicated as reported by the OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
May 31, 2022 (1)	$0.20	$0.20
February 28, 2022	$0.20	$0.20
November 30, 2021	$12.70	$12.70
August 31, 2021	$12.70	$12.70
May 31, 2021	$12.70	$12.70
February 28, 2021	$10.50	$1.10
November 30, 2020	$1.10	$0.20
August 31, 2020	$0.20	$0.0001
May 31, 2020	$0.0001	$0.0001
February 28, 2020	$0.0001	$0.0001

(1) Through March 17, 2022

Holders

As of March 17, 2022, there were 125 shareholders of record of our common stock and 8,000,000 shares of common stock deemed outstanding.

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

Liquidity and Capital Resources

As of November 30, 2021 and 2020, we had cash and cash equivalents in the amount of $68,312 and $244,704, respectively. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any substantive period of time. We have been utilizing and may continue to utilize funds from Photozou Co., Ltd., owned and managed by Koichi Ishizuka, our CEO. Photozou Holdings., Inc, and Koichi Ishizuka, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the year ended November 30, 2021, the Company borrowed $170,525 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of November 30, 2021 was $630,586 and are unsecured, due on demand and non-interest bearing.

Revenues

For the year ended November 30, 2021 and 2020, we generated revenues in the amount of $159,662 and $183,927, respectively, from the sale of used cameras, and $48,935 and $19,889, respectively, from services.

For the year ended November 30, 2021 and 2020, used camera revenues in the US market is 95.4% of used camera revenue and 0%, respectively. For the year ended November 30, 2021 and 2020, used camera revenues in the Japan market is 4.6% of used camera revenue and 100%, respectively.

Our decrease in revenues was attributed to suspension in purchases from our principal customer.

Net Loss

We recorded a net loss of $199,382 and $71,790 for the year ended November 30, 2021 and 2020, respectively. The greater net loss for the year ended November 30, 2021, as opposed to the year ended November 30, 2020, is attributed to an increase in expenses.

We believe that we realized a net loss for the year ended November 30, 2021 because our and our subsidiary’s collective operating expenses, outweighed our gross profits.

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

Cash flow

For the year ended November 30, 20201 and 2020, we had cash flows from operations in the amount of negative $149,290 and $69,807, respectively.

Working capital

As of November 30, 2021 and 2021, we had a working deficit of $434,448 and $242,853, respectively.

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

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Photozou Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Photozou Holdings, Inc. and its subsidiary (collectively, the “Company”) as of November 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

March 17, 2022

- F2 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2021	November 30, 2020

ASSETS
Current Assets
Cash and cash equivalents	$68,312	$244,704
Accounts receivable	18,731	2,592
Prepaid and other current assets	1,833	2,675
Sales tax recoverable	25,741	-
Inventories	99,797	35,484

TOTAL CURRENT ASSETS	214,414	285,455

NON-CURRENT ASSETS
Software, net	8,350	7,672
Advance payments	3,032	1,918

TOTAL ASSETS	225,796	295,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$3,720	$9,022
Due to related party	630,586	503,404
Deferred revenue	2,110	2,302
Long-term loan payable, current portion	12,446	13,580

TOTAL CURRENT LIABILITIES	648,862	528,308

NON-CURRENT LIABILITIES
Long-term loan payable, non-current portion	33,190	49,794

TOTAL LIABILITIES	682,052	578,102

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of November 30, 2021 and November 30, 2020)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 8,000,000 shares issued and outstanding as of November 30, 2021 and November 30, 2020)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(519,661)	(320,279)
Accumulated other comprehensive income (loss)	12,575	(13,608)

TOTAL STOCKHOLDERS’ DEFICIT	(456,256)	(283,057)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$225,796	$295,045

The accompanying notes are an integral part of these audited consolidated financial statements.

- F3 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended November 30, 2021	Year Ended November 30, 2020

Revenues
Revenue from cameras sold	$159,662	$183,927
Service revenue	48,935	19,889

Total revenues	208,597	203,816

Cost of revenues
Cost of revenue from cameras sold	118,229	163,024
Cost of service revenue	28,756	-

Cost of revenues	146,985	163,024

Gross profit	61,612	40,792

OPERATING EXPENSES
General and administrative expenses	$263,986	$130,519

TOTAL OPERATING EXPENSES	$263,986	$130,519

OTHER INCOME	$3,243	$18,732

OTHER EXPENSES	251	795

NET LOSS BEFORE TAXES	$(199,382)	$(71,790)

NET LOSS	$(199,382)	$(71,790)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$26,183	$(12,074)

TOTAL COMPREHENSIVE LOSS	$(173,199)	$(83,864)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

- F4 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance November 30, 2019	8,000,000	$800	$50,030	(1,534)	(248,489)	(199,193)
Net loss	-	-	-	-	(71,790)	(71,790)
Foreign currency translation	-	-	-	(12,074)	-	(12,074)

Balance November 30, 2020	8,000,000	800	50,030	(13,608)	(320,279)	(283,057)
Net loss	-	-	-	-	(199,382)	(199,382)
Foreign currency translation	-	-	-	26,183	-	26,183

Balance November 30, 2021	8,000,000	800	50,030	12,575	(519,661)	(456,256)

The accompanying notes are an integral part of these audited consolidated financial statements.

- F5 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	November 30, 2021	November 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(199,382)	$(71,790)
Adjustments to reconcile net loss to net cash:
Amortization expenses	459	275
Loss on disposal of software	3,670	-
Changes in operating assets and liabilities:
Accounts receivable	(17,071)	16,722
Inventories	(70,220)	36,113
Prepaid and other current assets	860	587
Sales tax recoverable	(26,868)	-
Accrued expenses	159,262	85,662
Deferred revenue	-	2,238
Net cash provided by (used in) operating activities	(149,290)	69,807

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of software	(3,853)	(8,561)
Net cash used in investing activities	(3,853)	(8,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$3,351	$83,994
Proceeds from long-term loan	-	65,286
Repayments of long-term loan	(12,991)	(3,759)
Net cash provided (used in) by financing activities	(9,640)	145,521

Net effect of exchange rate changes on cash	$(13,609)	$9,539

Net Change in Cash and Cash equivalents	$(176,392)	$216,306
Cash and cash equivalents - beginning of year	244,704	28,398
Cash and cash equivalents - end of year	68,312	244,704

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$167,174	$79,440
Software transferred from advance payment	$1,651	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$251	$127
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

- F6 -

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2021 AND 2020

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

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Since early 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected the economy in Japan, where the Company mainly operates its business. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of November 30, 2021 and for the year then ended. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents  . The company does not have any cash equivalents as of November 30, 2021 and 2020.

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. If there is a claim for a defect of product after within four days after arrival of goods, the Company shall accept a goods return. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. As of November 30, 2021, the Company expects to collect these balances completely and therefore has not created any allowance for it.

As of November 30, 2021 and 2020, the Company had account receivable in the amount of $18,731 and $2,592.

SALES TAX RECOVERABLE

At November 30, 2021, the Company had $25,741 of sales tax recoverable compared to $0 as at November 30, 2020. This is due to sales tax paid by Photozou Koukoku for inventories and expenses incurred during the year which is recoverable from the government.

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

As of November 30, 2021 and 2020, the Company held inventory comprised solely of used cameras and parts in the amount of $99,797 and $35,484.   There is no inventory reserve recorded as of November 30, 2021 and 2020.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended November 30, 2021 and 2020, the Company did not record any impairment charges on long-lived assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	November 30, 2021	November 30, 2020
Current JPY: US$1 exchange rate	113.77	104.27
Average JPY: US$1 exchange rate	109.00	107.22

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

Revenue for used cameras sold is recognized at a point in time when the cameras are delivered to the customer. There are two types of service revenue. Revenue for advertising service is recognized over time when the services are provided to the customers. Revenue for photo session service is recognized at a point of time when service is provided to the customers at the photo session.

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. As of November 30, 2021 and 2020, the Company's deferred revenue was $2,110 and $2,302, respectively.

Disaggregated revenue by nature of the Company is as follows:

	For the year	Percentage	For the year	Percentage
	ended	of total revenues	ended	of total revenues
	November 30, 2021		November 30, 2020
Revenue from cameras sold	$159,662	76.54%	183,927	90.24%
Service revenue	48,935	23.46%	19,889	9.76%
Total	208,597	100%	203,816	100%

Disaggregated revenue by geographic of the Company is as follows:

	For the year	Percentage	For the year	Percentage
	ended	of total revenues	ended	of total revenues
	November 30, 2021		November 30, 2020
Revenue from US	$151,012	72.39%	-	0%
Revenue from Japan	57,585	27.61%	203,816	100%
Total	208,597	100%	203,816	100%

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2021 and 2020.

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

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash   with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risks. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for smaller reporting companies for annual periods beginning after December 13, 2023, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company's financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public entities for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company early adopted the standard on December 1, 2020  . The early adoption of this standard did not impact the Company’s consolidated financial statements.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the year ended November 30, 2021, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $3,351 and paid expense on behalf of the Company in an amount of $167,174. The total due to related party as of November 30, 2021 was $630,586 and are unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2020, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $83,994 and paid expense on behalf of the Company in an amount of $79,440. The total due to related party as of November 30, 2020 was $503,404 and are unsecured, due on demand and non-interest bearing.

For the years ended November 30, 2021 and 2020, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5– SHAREHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during the years ended November 30, 2021 and 2020.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of November 30, 2021 and 2020.

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

Photozou Koukoku’s operation during the year ended November 30, 2021 has resulted a net taxable loss, as such Photozou Koukoku was not subject to income tax for the year ended November 30, 2021. The effective income tax rate of Photozou Koukoku is 0%.

Photozou Holdings, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the years ended November 30, 2021 and 2020, respectively, Photozou Holdings, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability.

The Company has not recognized any income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. Deferred tax assets arise from net operating loss carried forward of $520,302 are fully allowed as the Company considers its realization not to be more likely than not. The net operating loss carry forward will start to expire in the year 2028. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

	November 30,
	2021	2020
Deferred tax asset, generated from net operating loss at statutory rates	$109,263	$67,393
Valuation allowance	(109,263)	(67,393)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 7 - CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory, accounts receivable and revenue.

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2021, 81.6% of the inventories of cameras were purchased from one supplier whose name was eSakura Market. For the year ended November 30, 2021, 100% of the purchase of inventory of cameras was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

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

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2021, 95.4% of the revenue from the sale of cameras was generated through Amazon USA. For the year ended November 30, 2021, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2020, 43.5% and 39.0% of the revenue from the sale of cameras was generated through Yahoo Auction and Amazon Japan. For the year ended November 30, 2020, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2021, 21.9% and 13.5% of the service revenue was generated from   Geniee, Inc., and KONICA MINOTLA, respectively.

For the year ended November 30, 2020, 37.4%, 22.8%, 22.5% and 12.6% of the service revenue was generated from   Flut, Geniee, Inc., KONICA MINOLTA and Yahoo Japan, respectively.

NOTE 8 – COMMITMENTS

On May 1, 2017, the Company entered into an agreement with Mr. Takahara Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY 400,000 ($3,600) a month, and the fee is increased JPY 450,000 ($4,000) a month from May 2021. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run another three months automatically.

Mr. Ogami’s is responsible for the sale and shipping of the cameras at the expense of Photozou Koukoku. Photozou Koukoku is the legal owner of the camera(s) until the point of sale to the purchaser or purchaser(s).

NOTE 9 – LONG-TERM LOAN

On July 2, 2020, the Company borrowed JPY7,000,000 ($65,286) from Japan Finance Corporation ("JFC"), a wholly owned public entity by the Japanese government as the COVID-19 subsidy. The loan is unsecured, repaid monthly, due in five years, and with an annual interest rate of 0.46% within three years and 1.36% thereafter. Koichi Ishizuka is the guarantor of the loan.

For the year ended November 30, 2021, the Company repaid $12,991 to JFC. As of November 30, 2021, the Company had the current portion of $12,446 and non-current portion of $33,190.

The future principal payments for the Company’s long-term loan as of November 30, 2021, are as follows:

Year Ending November 30,
2022	12,446
2023	12,446
2024	12,446
2025	8,298
Thereafter	-
Total	45,636

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

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report November 30, 2021   and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based on the assessment, management concluded that, as of November 30, 2021, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Our Chief Executive Officer stated that the material weaknesses did not have an effect on our financial results  . However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal quarter ended November 30, 2021, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 50- Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

In 2004 Mr. Koichi Ishizuka graduated with his MBA from the University of Aoyama Gakuin. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., and Photozou Koukoku Co., Ltd.. He has held the position of CEO with OFF Line Co., Ltd. Since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017 and Photozou Koukoku Co., Ltd. since 2017. Off Line Co., Ltd. manages and operates a Japanese communication application named, “AirTalk.” This is Off Line Co., Ltd.’s primary business activity. In June 2018, he incorporated OFF Line Japan Co., Ltd., a Japan corporation. On November 22, 2019, he incorporated OFF Line International, Inc., a Delaware corporation. On November 18, 2020, Koichi Ishizuka became the Chief Financial Officer of Next Meats Holdings, Inc, where he remains to this date.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at Photozou Holdings, Inc.

Employees

As of November 30, 2021, we had no employees outside of our sole officer and director.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of November 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2020	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of November 30, 2021, the Company has 8,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended November 30, 2021, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $3,351 and paid expense on behalf of the Company in an amount of $167,174. The total due to related party as of November 30, 2021 was $630,586 and are unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2020, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $83,994 and paid expense on behalf of the Company in an amount of $79,440. The total due to related party as of November 30, 2020 was $503,404 and are unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2021 and 2020, the Company rented office space and storage space from the Company’s officer free of charge.

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

		2021	2020
Audit fees	MaloneBailey, LLP	$56,106	$61,000
Audit related fees		-	-
Tax fees	MaloneBailey, LLP	$1,750	-
All other fees		-	-

Total		$57,856	$61,000

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended November 30, 2021. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form POS AM as filed with the SEC on June 9, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 17, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 17, 2022