Form 10-Q
period 2022-02-28
Photozou Holdings, Inc.
filed 2022-04-19
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2022

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☐

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

As of April 19, 2022, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

PHOTOZOU HOLDINGS, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets - Unaudited	F2

Consolidated Statements of Operations and Comprehensive Loss - Unaudited	F3

Consolidated Statements of Changes in Stockholders’ Deficit – Unaudited	F4

Consolidated Statements of Cash Flows - Unaudited	F5

Consolidated Notes to Financial Statements - Unaudited	F6

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 28, 2022	November 30, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,413	$68,312
Accounts receivable	8,242	18,731
Prepaid and other current assets	3,218	1,833
Sales tax recoverable	29,963	25,741
Inventories	97,632	99,797

TOTAL CURRENT ASSETS	206,468	214,414

NON-CURRENT ASSETS
Software, net	7,789	8,350
Advance payments	30,147	3,032

TOTAL ASSETS	$244,404	$225,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expense	$2,840	$3,720
Due to related party	656,042	630,586
Deferred revenue	-	2,110
Long-term loans payable, current portion	12,255	12,446

TOTAL CURRENT LIABILITIES	671,137	648,862

NON-CURRENT LIABILITIES:
Long-term loans payable, non-current portion	29,615	33,190

TOTAL LIABILITIES	700,752	682,052

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of February 28, 2022 and November 30, 2021)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 8,000,000 shares issued and outstanding as of February 28, 2022 and November 30, 2021)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(524,650)	(519,661)
Accumulated other comprehensive income	17,472	12,575

TOTAL STOCKHOLDERS’ DEFICIT	(456,348)	(456,256)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$244,404	$225,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended February 28, 2022	Three Months Ended February 28, 2021

Revenues
Revenue from cameras sold	$44,742	$350
Service revenue	18,492	8,069

Total revenues	63,234	8,419

Cost of revenues
Cost of revenue from cameras sold	30,284	514
Cost of service revenue	13,516	-

Cost of revenues	43,800	514

Gross profit	19,434	7,905

OPERATING EXPENSES
General and administrative expenses	$28,341	$17,766

TOTAL OPERATING EXPENSES	$28,341	$17,766

OTHER INCOME	$3,968	$-

OTHER EXPENSES	$50	$70

NET LOSS	$(4,989)	$(9,931)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$4,897	$5,352

TOTAL COMPREHENSIVE LOSS	$(92)	$(4,579)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	TOTALS

Balance November 30, 2020	8,000,000	$800	$50,030	$(320,279)	$(13,608)	$(283,057)
Net loss	-	-	-	(9,931)	-	(9,931)
Foreign currency translation	-	-	-	-	5,352	5,352

Balance February 28, 2021	8,000,000	800	50,030	(330,210)	(8,256)	(287,636)

Balance November 30, 2021	8,000,000	$800	$50,030	$(519,661)	$12,575	$(456,256)
Net loss	-	-	-	(4,989)	-	(4,989)
Foreign currency translation	-	-	-	-	4,897	4,897

Balance February 28, 2022	8,000,000	800	50,030	(524,650)	17,472	(456,348)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended February 28, 2022	Three Months Ended February 28, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,989)	$(9,931)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	436	-
Changes in operating assets and liabilities:
Accounts receivable	10,286	(1,190)
Prepaid and other current assets	(1,420)	2,364
Inventories	632	(18,161)
Sales tax recoverable	(4,657)	-
Accrued Expense	5,049	4,597
Deferred Revenue	(2,094)	1,726
Net cash provided by (used in) operating activities	3,243	(20,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	$-	$(2,110)
Net cash used in investing activities	-	(2,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$-	$144
Repayments of long-term loan	(3,089)	(2,264)
Net cash used in financing activities	(3,089)	(2,120)

Net effect of exchange rate changes on cash	$(1,053)	$(5,586)

Net Change in Cash and Cash equivalents	$(899)	$(30,411)
Cash and cash equivalents - beginning of period	68,312	244,704
Cash and cash equivalents - end of period	67,413	214,293

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$33,265	$5,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$50	$71
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine months period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended November 30, 2021, included in our Form 10-K.

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Since early 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected economy in Japan, where the Company mainly operates its business. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of February 28, 2022 and for the three months then ended. Actual results in the future could vary from the amounts derived from management's estimates and assumptions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	February 28, 2022	February 28, 2021
Current JPY: US$1 exchange rate	115.55	106.25
Average JPY: US$1 exchange rate	114.60	104.26

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of shareholders’ deficit consists of changes in unrealized gains and losses on foreign currency translation.

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

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. As of February 28, 2022 and November 30, 2021, the Company's deferred revenue was $0 and $2,110, respectively. During the three months ended February 28, 2022 the Company recognized $2,110 of deferred revenue in the opening balance.

Disaggregated revenue by nature of the Company is as follows:

	For the three months	Percentage of	For the three months	Percentage of
	ended	total revenues	ended	total revenues
	February 28, 2022		February 28, 2021
Revenue from cameras sold	$44,742	70.8%	350	4.2%
Service revenue	18,492	29.2%	8,069	95.8%
Total	63,234	100%	8,419	100%

Disaggregated revenue by geographic of the Company is as follows:

	For the three months	Percentage	For the three months	Percentage of
	ended	of total revenues	ended	total revenues
	February 28, 2022		February 28, 2021
Revenue from US	$44,742	70.8%	-	0%
Revenue from Japan	18,492	29.2%	8,419	100%
Total	63,234	100%	8,419	100%

-F6-

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the early stage of operations and has recurring net losses and working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the three months ended February 28, 2022, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, paid expense on behalf of the Company in an amount of $33,265. The total due to related party as of February 28, 2022 and November 30, 2021 were $656,042 and $630,586, respectively, and are unsecured, due on demand and non-interest bearing.

For the three months ended February 28, 2021, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $144 and paid expense on behalf of the Company in an amount of $5,000.

For the three months ended February 28, 2022 and February 28, 2021, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the three months ended February 28, 2022 and February 28, 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of February 28, 2022 and November 30, 2021.

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

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the three months ended February 28, 2022, 100% of inventories of cameras were purchased from two suppliers. For the three months ended February 28, 2021, 100% of the inventories of cameras were purchased from four suppliers. For the three months ended February 28, 2022 and February 28, 2021, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami with whom the Company has a service agreement to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the three months ended February 28, 2022, 100% of the revenue from the sale of cameras was generated through Amazon US.

For the three months ended February 28, 2021, 100% of the revenue from the sale of cameras was generated through Yahoo.

For the three months ended February 28, 2022 and February 28, 2021, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami with whom the Company has a service agreement to sell and buy used cameras on behalf of the Company.

For the three months ended February 28, 2022, 12% and 11% of the service revenue was generated from Geniee, Inc., and KONICA MINOLTA, respectively. For the three months ended February 28, 2021, 59% and 36% of the service revenue was generated from Geniee, Inc., and KONICA MINOLTA, respectively.

NOTE 7 – COMMITMENTS

On May 1, 2017, the Company entered into an agreement with Mr. Takahara Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY450,000 (approximately $4,000) a month. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run another three months automatically.

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

For the three months ended February 28, 2022, the Company repaid $3,089 to JFC. As of February 28, 2022, the Company had the current portion of $12,255 and non-current portion of $29,615.

NOTE 9 - SUBSEQUENT EVENTS

From March 1, 2022 through the current date, Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO, paid expenses on behalf of the Company in amount of $34,065. This debt is non-interest bearing, unsecured, and due on demand.

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

Liquidity and Capital Resources

Our cash balance is $67,413 as of February 28, 2022. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $4,989 and $9,931 for the three months ended February 28, 2022 and February 28, 2021, respectively. The decrease in net loss is attributed to the decrease of operating expenses.

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

As of February 28, 2022, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended February 28, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.12	Certificate of Amendment of Certificate of Incorporation (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended February 28, 2022 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on January 19, 2017, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: April 19, 2022