Form 10-Q
period 2022-05-31
Photozou Holdings, Inc.
filed 2022-07-15
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2022

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

As of July 15, 2022, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31, 2022	November 30, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,494	$68,312
Accounts receivable	14,154	18,731
Prepaid and other current assets	1,781	1,833
Sales tax recoverable	31,271	25,741
Inventories	71,313	99,797

TOTAL CURRENT ASSETS	175,013	214,414

NON-CURRENT ASSETS
Software, net	6,630	8,350
Advance payments	27,170	3,032

TOTAL ASSETS	208,813	225,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expense	$3,178	$3,720
Due to related party	668,278	630,586
Deferred revenue	-	2,110
Long-term loans payable, current portion	11,044	12,446

TOTAL CURRENT LIABILITIES	682,500	648,862

NON-CURRENT LIABILITIES:
Long-term loans payable, non-current portion	$23,929	$33,190

TOTAL LIABILITIES	706,429	682,052

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding as of May 31, 2022 and November 30, 2021)	-	-
Common stock ($0.0001 par value; 500,000,000 shares authorized; 8,000,000 shares issued and outstanding as of May 31, 2022 and November 30, 2021)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(598,287)	(519,661)
Accumulated other comprehensive income	49,841	12,575

TOTAL STOCKHOLDERS’ DEFICIT	(497,616)	(456,256)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$208,813	$225,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

Revenues
Revenue from cameras sold	$54,137	$51,059	$98,879	$51,409
Service revenue	14,361	9,854	32,853	17,923

Total revenues	68,498	60,913	131,732	69,332

Cost of revenues

Cost of revenue from cameras sold	39,310	23,678	69,594	24,192
Cost of service revenue	12,075	4,170	25,591	4,170

Cost of revenues	51,385	27,848	95,185	28,362

Gross profit	17,113	33,065	36,547	40,970

OPERATING EXPENSES
General and administrative expenses	$94,044	$109,768	$122,385	$127,534

TOTAL OPERATING EXPENSES	$94,044	$109,768	$122,385	$127,534

OTHER INCOME	$3,337	$1,440	$7,305	$1,440

OTHER EXPENSES	$43	$66	$93	$136

NET LOSS	$(73,637)	$(75,329)	$(78,626)	$(85,260)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$32,369	$9,387	$37,266	$14,739

TOTAL COMPREHENSIVE LOSS	$(41,268)	$(65,942)	$(41,360)	$(70,521)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	TOTALS

Balance November 30, 2020	8,000,000	$800	$50,030	$(320,279)	$(13,608)	$(283,057)

Net loss	-	-	-	(9,931)	-	(9,931)
Foreign currency translation	-	-	-	-	5,352	5,352

Balance February 28, 2021	8,000,000	800	50,030	(330,210)	(8,256)	(287,636)

Net loss	-	-	-	(75,329)	-	(75,329)
Foreign currency translation	-	-	-	-	9,387	9,387

Balance May 31, 2021	8,000,000	$800	$50,030	$(405,539)	$1,131	$(353,578)

Balance November 30, 2021	8,000,000	$800	$50,030	$(519,661)	$12,575	$(456,256)

Net Loss	-	-	-	(4,989)	-	(4,989)
Foreign currency translation	-	-	-	-	4,897	4,897

Balance February 28, 2022	8,000,000	800	50,030	(524,650)	17,472	(456,348)

Net loss	-	-	-	(73,637)	-	(73,637)
Foreign currency translation	-	-	-	-	32,369	32,369

Balance May 31, 2022	8,000,000	$800	$50,030	$(598,287)	$49,841	$(497,616)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	May 31, 2022	May 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,626)	$(85,260)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	837	101
Changes in operating assets and liabilities:
Accounts receivable	2,649	(15,868)
Prepaid and other current assets	(124)	(11,386)
Sales tax recoverable	(9,046)	-
Inventories	18,505	(97,528)
Accrued expense	69,315	60,157
Deferred revenue	(2,009)	-
Net cash provided by (used in) operating activities	1,501	(149,784)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	$-	$(3,750)
Net cash used in investing activities	-	(3,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$-	$19,467
Repayments of long-term loan	(5,926)	(6,637)
Net cash provided by (used in) financing activities	(5,926)	12,830

Net effect of exchange rate changes on cash	$(7,393)	$(8,278)

Net Change in Cash and Cash equivalents	$(11,818)	$(148,982)
Cash and cash equivalents – beginning of period	68,312	244,704
Cash and cash equivalents – end of period	56,494	95,722

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$95,718	$63,294

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$94	$136
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022

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

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Since early 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected economy in Japan, where the Company mainly operates its business. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of May 31, 2022 and for the three months then ended. Actual results in the future could vary from the amounts derived from management’s estimates and assumptions.

RELATED PARTY TRANSACTION

The Company accounts for related party transactions in accordance with ASC 850 (“Related Party Disclosures”). A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	May 31, 2022	May 31, 2021
Current JPY: US$1 exchange rate	128.21	109.76
Average JPY: US$1 exchange rate	119.47	106.67

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

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

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. As of May 31, 2022 and November 30, 2021, the Company's deferred revenue was $0 and $2,110, respectively. During the six months ended May 31, 2022 the Company recognized all of deferred revenue in the opening balance.

Disaggregated revenue of the Company is as follows:

	For the six months	Percentage of	For the six months	Percentage of
	ended	total revenues	ended	total revenues
	May 31, 2022		May 31, 2021
Revenue from cameras sold	$98,879	75.1%	51,409	74.0%
Service revenue	32,853	24.9%	17,923	26.0%
Total	131,732	100%	69,332	100%

	For the six months	Percentage of	For the six months	Percentage of
	ended	total revenues	ended	total revenues
	May 31, 2022		May 31, 2021
Revenue from US	$98,879	75.1%	42,572	61.4%
Revenue from Japan	32,853	24.9%	26,760	38.6%
Total	131,732	100%	69,332	100%

-F6-

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the early stage of operations and has recurring net losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the six months ended May 31, 2022, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, paid expense on behalf of the Company in an amount of $95,718. The total due to related party as of May 31, 2022 and November 30, 2021 were $668,278 and $630,586 respectively, and are unsecured, due on demand and non-interest bearing.

For the six months ended May 31, 2021, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $19,467 and paid expense on behalf of the Company in an amount of $63,294.

For the six months ended May 31, 2022 and May 31, 2021, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the six months ended May 31, 2022 and May 31, 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of May 31, 2022 and November 30, 2021.

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

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the six months ended May 31, 2022, 89% of inventories of cameras were purchased from one supplier whose name was e-Sakura Market. For the six months ended May 31, 2021, 88% of the inventories of cameras were purchased from one supplier whose name was e-Sakura Market. For the six months ended May 31, 2022 and May 31, 2021, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the six months ended May 31, 2022, 100% of the revenue from the sale of cameras was generated through Amazon US.

For the six months ended May 31, 2021, 83% and 15% of the revenue from the sale of cameras was generated through Amazon US and Yahoo.

For the six months ended May 31, 2022 and May 31, 2021, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the six months ended May 31, 2022, no customer accounted for 10% or more of service revenue. For the six months ended May 31, 2021, 100% of the service revenue was generated from five customers.

NOTE 7 – COMMITMENTS

On May 1, 2017, the Company entered into an agreement with Mr. Takahara Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY 450,000 (approximately $4,000) a month. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run another three months automatically.

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

For the six months ended May 31, 2022, the Company repaid $5,926 to JFC. As of May 31, 2022, the Company had the current portion of $11,044 and non-current portion of $23,929.

NOTE 9 - SUBSEQUENT EVENTS

From June 1, 2022 through the current date, Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO, paid expenses on behalf of the Company in amount of $3,250. This debt is non-interest bearing, unsecured, and due on demand.

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

On September 21, 2020 Photozou Co., Ltd our principal controlling shareholder, entered into a Stock Purchase Agreement with Koichi Ishizuka, our Sole Officer and Director. Pursuant to the closing of the Agreement on September 21, 2020, Photozou Co., Ltd. transferred to Koichi Ishizuka 4,553,200 shares of our common stock, which represented, at the time, approximately 56.9% of our issued and outstanding common stock, in consideration of JPY 6,657,917 (approximately $60,500). Following the closing of the share purchase transaction, Koichi Ishizuka owns approximately 66.7% interest in the issued and outstanding shares of our common stock. Photozou Co., Ltd. was and remains owned and controlled entirely by Koichi Ishizuka, we do not believe that this transaction is deemed to be a change in control of the Company.

Liquidity and Capital Resources

Our cash balance is $56,494 as of May 31, 2022. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $78,626 and $85,260 for the six months ended May 31, 2022 and May 31, 2021, respectively.

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

As of May 31, 2022, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended May 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 21, 2020, Photozou Co., Ltd., our principal controlling shareholder, entered into a Stock Purchase Agreement with Koichi Ishizuka, our CEO, President and Director. Pursuant to closing of the agreement on September 21, 2020, Photozou Co., Ltd. transferred to Koichi Ishizuka, 4,553,200 shares of our common stock which represented, at the time, approximately 56.9% of our issued and outstanding shares in consideration of JPY6,657,917 (approximately $60,500).

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.12	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2022 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on January 19, 2017, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: July 15, 2022