Form 10-Q
period 2022-08-31
Photozou Holdings, Inc.
filed 2022-10-14
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AugUST 31, 2022

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

As of October 14, 2022, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

-F1-

PHOTOZOU HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2022	November 30, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,916	$68,312
Accounts receivable	8,340	18,731
Prepaid and other current assets	1,392	1,833
Sales tax recoverable	8,700	25,741
Inventories	78,477	99,797

TOTAL CURRENT ASSETS	125,825	214,414

NON-CURRENT ASSETS
Software, net	5,770	8,350
Advance payments	25,127	3,032

TOTAL ASSETS	156,722	225,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$2,381	$3,720
Due to related party	624,445	630,586
Deferred revenue	433	2,110
Long-term loan payable, current portion	10,214	12,446

TOTAL CURRENT LIABILITIES	637,473	648,862

NON-CURRENT LIABILITIES:
Long-term loan payable, non-current portion	19,577	33,190

TOTAL LIABILITIES	657,050	682,052

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of August 31, 2022 and November 30, 2021)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized; 8,000,000 shares issued and outstanding as of August 31, 2022 and November 30, 2021)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(624,148)	(519,661)
Accumulated other comprehensive income	72,990	12,575

TOTAL STOCKHOLDERS’ DEFICIT	(500,328)	(456,256)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$156,722	$225,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021

REVENUES
Revenue from cameras sold	$22,246	$70,638	$121,125	$122,047
Service revenue	6,996	22,402	39,849	40,325

TOTAL REVENUES	29,242	93,040	160,974	162,372

COST OF REVENUES

Cost of revenue from cameras sold	14,314	55,065	83,908	83,427
Cost of service revenue	7,565	11,431	33,156	15,601

TOTAL COST OF REVENUES	21,879	66,496	117,064	99,028

GROSS PROFIT	7,363	26,544	43,910	63,344

OPERATING EXPENSES
General and administrative expenses	$33,446	$75,954	$155,831	$199,318

TOTAL OPERATING EXPENSES	$33,446	$75,954	$155,831	$199,318

OTHER INCOME	$259	$4,485	$7,564	$5,925

OTHER EXPENSES	$37	$60	$130	$196

NET LOSS	$(25,861)	$(44,985)	$(104,487)	$(130,245)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$23,149	$311	$60,415	$15,050

TOTAL COMPREHENSIVE LOSS	$(2,712)	$(44,674)	$(44,072)	$(115,195)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	TOTALS

Balance November 30, 2020	8,000,000	$800	$50,030	$(320,279)	$(13,608)	$(283,057)

Net loss	-	-	-	(9,931)	-	(9,931)
Foreign currency translation	-	-	-	-	5,352	5,352

Balance February 28, 2021	8,000,000	800	50,030	(330,210)	(8,256)	(287,636)

Net loss	-	-	-	(75,329)	-	(75,329)
Foreign currency translation	-	-	-	-	9,387	9,387

Balance May 31, 2021	8,000,000	$800	$50,030	$(405,539)	$1,131	$(353,578)

Net loss	-	-	-	(44,985)	-	(44,985)
Foreign currency translation	-	-	-	-	311	311

Balance August 31, 2021	8,000,000	$800	$50,030	$(450,524)	$1,442	$(398,252)

Balance November 30, 2021	8,000,000	$800	$50,030	$(519,661)	$12,575	$(456,256)

Net Loss	-	-	-	(4,989)	-	(4,989)
Foreign currency translation	-	-	-	-	4,897	4,897

Balance February 28, 2022	8,000,000	800	50,030	(524,650)	17,472	(456,348)

Net loss	-	-	-	(73,637)	-	(73,637)
Foreign currency translation	-	-	-	-	32,369	32,369

Balance May 31, 2022	8,000,000	$800	$50,030	$(598,287)	$49,841	$(497,616)

Net loss	-	-	-	(25,861)	-	(25,861)
Foreign currency translation	-	-	-	-	23,149	23,149

Balance August 31, 2022	8,000,000	$800	$50,030	$(624,148)	$72,990	$(500,328)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	August 31, 2022	August 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(104,487)	$(130,245)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	1,200	200
Changes in operating assets and liabilities:
Accounts receivable	7,802	(17,567)
Prepaid and other current assets	195	(18,466)
Sales tax recoverable	13,784	-
Inventories	3,798	(73,137)
Accrued expenses	85,541	95,002
Deferred revenue	(1,440)	(1,669)
Net cash provided by (used in) operating activities	6,393	(145,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	$-	$(3,750)
Net cash used in investing activities	-	(3,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$24,008	$27,190
Repayments of due to related party	(52,017)	-
Repayments of long-term loan	(8,499)	(9,848)
Net cash (used in) provided by financing activities	(36,508)	17,342

Net effect of exchange rate changes on cash	$(9,281)	$(10,016)

Net change in cash and cash equivalents	$(39,396)	$(142,306)
Cash and cash equivalents – beginning of period	68,312	244,704
Cash and cash equivalents – end of period	28,916	102,398

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$111,402	$98,870

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$130	$196
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

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

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Since early 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected economy in Japan, where the Company mainly operates its business. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of August 31, 2022 and for the three months then ended. Actual results in the future could vary from the amounts derived from management’s estimates and assumptions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	August 31, 2022	August 31, 2021
Current JPY: US$1 exchange rate	138.63	109.90
Average JPY: US$1 exchange rate	124.96	107.84

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

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. As of August 31, 2022 and November 30, 2021, the Company's deferred revenue was $433 and $2,110, respectively. During the nine months ended August 31, 2022 the Company recognized all of deferred revenue in the opening balance.

Disaggregated revenue of the Company is as follows:

	For the nine months	Percentage of	For the nine months	Percentage of
	ended	total revenues	ended	total revenues
	August 31, 2022		August 31, 2021
Revenue from cameras sold	$121,125	75.2%	122,047	75.2%
Service revenue	39,849	24.8%	40,325	24.8%
Total	160,974	100%	162,372	100%

	For the nine months	Percentage of	For the nine months	Percentage of
	ended	total revenues	ended	total revenues
	Aug 31, 2022		Aug 31, 2021
Revenue from US	$121,125	75.2%	113,309	69.8%
Revenue from Japan	39,849	24.8%	49,063	30.2%
Total	160,974	100%	162,372	100%

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the nine months ended August 31, 2022, the Company borrowed $135,410 from Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, $111,402 of which was expense paid on behalf of the Company by the related party, and the remaining $24,008 was cash borrowing received by the Company directly through its bank account from the related party. During the nine months ended August 31, 2022, the Company furnished repayments in an amount of $52,017 to Photozou Co., Ltd. The total due to related party as of August 31, 2022 and November 30, 2021 were $624,445 and $630,586 respectively, and are unsecured, due on demand and non-interest bearing.

For the nine months ended August 31, 2021, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $27,190 and paid expenses on behalf of the Company in an amount of $98,870.

For the nine months ended August 31, 2022 and August 31, 2021, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the nine months ended August 31, 2022 and August 31, 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of August 31, 2022 and November 30, 2021.

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

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the nine months ended August 31, 2022, 93.2% of inventories of cameras were purchased from one supplier whose name was e-Sakura Market. For the nine months ended August 31, 2021, 95.9% of the inventories of cameras were purchased from one supplier whose name was e-Sakura Market. For the nine months ended August 31, 2022 and August 31, 2021, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Net revenues from customers accounting for 10% or more of total revenues are as follows:

For the nine months ended August 31, 2022, 100% of the revenue from the sale of cameras was generated through Amazon US.

For the nine months ended August 31, 2021, 93.8% of the revenue from the sale of cameras was generated through Amazon US.

For the nine months ended August 31, 2022 and August 31, 2021, 100% of the revenue from the sale of cameras was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the nine months ended August 31, 2022, no customer accounted for 10% or more of service revenue. For the nine months ended August 31, 2021, 96.8% of the service revenue was generated from three customers.

NOTE 7 - COMMITMENTS

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

NOTE 8 - LONG-TERM LOAN

On July 2, 2020, the Company borrowed JPY7,000,000 ($65,286) from Japan Finance Corporation ("JFC"), a wholly owned public entity by the Japanese government as the COVID-19 subsidy. The loan is unsecured, repaid monthly, due in five years, and with an annual interest rate of 0.46% within three years and 1.36% thereafter. Ishizuka Koichi is the guarantor of the loan.

For the nine months ended August 31, 2022, the Company repaid $8,499 to JFC. As of August 31, 2022, the Company had the current portion of $10,214 and non-current portion of $19,577.

NOTE 9 - SUBSEQUENT EVENTS

From September 1, 2022 through the current date, Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO, paid expenses on behalf of the Company in amount of $11,838. This debt is non-interest bearing, unsecured, and due on demand.

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

Liquidity and Capital Resources

Our cash balance is $28,916 as of August 31, 2022. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $104,487 and $130,245 for the nine months ended August 31, 2022 and August 31, 2021, respectively.

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

As of August 31, 2022, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended August 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.1 (a)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2022.

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2022.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on January 26, 2015, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K as filed with the SEC on January 19, 2017.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: October 14, 2022