Form 10-K
period 2022-11-30
Photozou Holdings, Inc.
filed 2023-03-17
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2022

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

[  ] Yes  [X] No

As of May 31, 2022, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $197. This was calculated using the par value $0.0001.

As of March 17, 2023, there were 8,000,000 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

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

The shares were sold for an aggregate purchase price of $100,000. Photozou Co., Ltd. is and was controlled by Koichi Ishizuka, a Japanese citizen. The aforementioned shares were sold pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). No directed selling efforts were made in the United States.

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

On May 31, 2018, the Company entered into and consummated a Stock Purchase Agreement with Koichi Ishizuka, our President, CEO, and Director. At the closing of the Stock Purchase Agreement, Koichi Ishizuka transferred to the Company, 10,000 shares of common stock of Photozou Koukoku Co., Ltd., a Japan corporation (“Photozou Koukoku”), which represented all of its issued and outstanding shares, in consideration of 1,000,000 JPY ($9,190 USD as of the exchange rate May 31, 2018). The Company has since gained a 100% interest in the issued and outstanding shares of Photozou Koukoku’s common stock and Photozou Koukoku became a wholly owned subsidiary of the Company. The Company and Photozou Koukoku were under common control at the time of the acquisition.

Photozou Koukoku Co., Ltd. was incorporated under the laws of Japan on March 14, 2017. Currently, Photozou Koukoku is headquartered in Tokyo, Japan. The Company’s primary business is focused on online advertising, photo session services, and the sale of used cameras.

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

Currently, we operate through our wholly owned subsidiary, Photozou Koukoku Co., Ltd., “Photozou Koukoku”, which is engaged in advertising services, photo session services, and selling used cameras.

Photozou Koukoku was incorporated under the laws of Japan on March 14, 2017.

Currently, Photozou Koukoku is headquartered at 4-30-4F, Yotsuya, Shinjuku-ku, Tokyo, 160-0004, Japan. Photozou Koukoku’s office space is provided rent free by our Chief Executive Officer, Koichi Ishizuka.

Photozou Koukoku Co., Ltd.’s business operations are primarily focused around the sale of used cameras sold through Amazon USA, photo session services held in Tokyo and Kansai, and online advertising through various channels. On April 17, 2017, Photozou Koukoku obtained a license to operate as a used goods merchant in Japan.

Background of Operations - Sale of Cameras

Photozou Koukoku resells used cameras as its primary business, which include mainly high-class digital single lens reflex cameras produced by well-known Japanese camera makers, e.g. Canon, Nikon, Fujifilm, etc.

The camera industry in Japan is a multi-billion-dollar industry and cameras made in Japan have worldwide appeal and recognition. This is due to the fact that common household name camera manufacturers such as Canon, Nikon, Sony and several others, are headquartered in Japan and sell high end, digital cameras, generally associated with high quality.

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

Purchasing

Photozou Koukoku primarily purchases used cameras from used camera dealers and individual consumers in Japan. Photozou Koukoku’s supporting website at http://photozou.jp/kaitori/top/ can be used by interested parties to access pertinent information relating to selling their cameras. For example, there is a section of the website which discloses a price list by product. Through the website they can also request an estimate, review Photozou Koukoku’s procedure for purchasing cameras and fill out an application to sell their camera. Currently, Photozou Koukoku has hired, as an independent contractor, Mr. Takaharu Ogami to handle the entirety of all purchasing and selling activities of Photozou Koukoku’s camera business. Relating to his services to Photozou Koukoku, Mr. Takaharu is paid a monthly fee in amount of JPY 450,000 ($3,469). Mr. Ogami is responsible for the sale and shipping of the cameras at the expense of Photozou Koukoku. Photozou Koukoku is the legal owner of the camera(s) until the point of sale to the purchaser or purchaser(s).

Inventory

The Company consigns its operations regarding the sale of cameras to Mr. Ogami. Inventory, however, remains under legal ownership of the Company.

As of November 30, 2022, and 2021, the Company held inventory comprised solely of used cameras in the amount of $58,780 and $99,797, respectively. The aforementioned amounts were presented net of allowance for inventory obsolescence as of November 30, 2022 and 2021 totaling $11,900 and $0, respectively.

Selling

Photozou Koukoku sells its used cameras through Amazon. Cameras are then shipped to the purchaser for a fee that is determined at the time of sale, and may differ on a case-by-case basis depending on the type of camera and method of delivery.

Advertising Services

At present, Photozou Koukoku conducts a single type of advertising service. The Company utilizes web advertising services specifically geared toward advertisements that are placed on what is known as “The Photozou-Social Networking Service.” The aforementioned is a social networking website, primarily for photo sharing. Its web address can be found here: http://photozou.jp/?lang=en. The online social networking website is owned entirely by Photozou Co., Ltd., a Japan Corporation, which our CEO and Director, Koichi Ishizuka, also owns and controls in its entirety.

Herein, we may refer to the aforementioned social networking website as “the Photozou-SNS”, “SNS”, “the website” or “the social networking site.”

Photozou Koukoku develops banner ads for third party companies and subsequently assists those clients with having those advertisements placed on the Photozou-SNS. Fees are determined on a case-by-case basis and vary depending on whether or not Photozou Co., Ltd contracts Photozou Koukoku to work with a pre-existing client, or if Photozou Koukoku obtains the client on its own accord.

It is possible that the Company will expand into offering additional online advertising services and will create advertisements in forms other than banner ads, but no such plans have been fully developed at this point in time.

The Company has suspended its involvement with online photo contests indefinitely, a service the Company was previously engaged in. This decision came about as a result of the closure of the photo magazine “Photo Technic Digital”, which was our collaborative partner in regard to photo contests, social networking and magazine collaboration. We are of the understanding that the closure of Photo Technic Digital was the result of impacts the magazine suffered resulting from the Covid-19 pandemic.

Photo session services

Starting in April 2021, Photozou Koukoku began providing commercial photo session services to customers. The customers sign up for a photo session and Photozou Koukoku organizes the session in which customers can take photos of models provided by Photozou Koukoku for the customer. The rights to any images or video taken by the customer are retained by the Company, models, and model’s office, not the customer. The photo sessions are intended to be a skill building activity as the Company believes many customers in Japan are interested in improving their photographic skills. Photographers shall not publish images or videos taken at the photo sessions without the consent of both the Company and the model whose pictures are taken. These photo sessions are held every weekend in Osaka and Tokyo since April, 2021 and February, 2022, respectively.

Approximately, 23 models are associated with the photo session services provided in Osaka (https://www.primavera-photo-session.com/). Approximately, 11 models are part of Photozou Koukoku photo sessions conducted in Tokyo (https://www.pps-tokyo.jp/). It is our intention to increase the number of models available for photo sessions, through the assistance of a third-party company, Blossom Report Co., Ltd., with whom we have entered into a monthly contract in which we pay 50,000 JPY ($385) per month for introduction(s) to models as well as their assistance with contacting and interviewing prospective models.

Customers pay an all-inclusive fee directly to Photozou Koukoku, who in turn pays any associated costs or other expenses, including the amounts paid to the models.

Promotional activity

Our CEO, Koichi Ishizuka, has verbally consented that we may utilize the SNS to promote and advertise our own services.

We believe there to be a clear synergy between the operations of Photozou Koukoku and the Photozou-SNS, as Photozou-SNS is a website where users can upload and share pictures taken with their cameras. It is our belief that many individuals who are sharing, browsing, and evaluating photographs online will have an interest in purchasing cameras for personal use and potentially to upload more photos on the website.

Concentrations

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2022, 93.8% of the inventory of cameras were purchased from one supplier, “eSakura Market”. For the year ended November 30, 2022, 100% of the purchases of inventory of cameras was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to buy and sell used cameras on behalf of the Company.

For the year ended November 30, 2021, 81.6% of the inventory of cameras were purchased from one supplier, “eSakura Market”. For the year ended November 30, 2021, 100% of the purchases of inventory of cameras was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to buy and sell used cameras on behalf of the Company.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2022, 100% of the revenue from the sale of cameras was generated through Amazon USA. For the year ended November 30, 2022, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to buy and sell used cameras on behalf of the Company.

For the year ended November 30, 2021, 95.4% of the revenue from the sale of cameras was generated through Amazon USA. For the year ended November 30, 2021, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to buy and sell used cameras on behalf of the Company.

For the year ended November 30, 2022, no customer accounted for 10% or more of service revenue.

For the year ended November 30, 2021, 21.9% and 13.5% of the Company’s service revenue was generated from Geniee, Inc., and KONICA MINOLTA, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Pink® Open Market, “OTC Pink”, operated by OTC Markets Group (“OTCM”). There is currently a limited trading market in the shares of our common stock.

Set forth below are the range of high and low bid closing bid prices for the periods indicated as reported by the OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
May 31, 2023 (1)	$4.50	$4.50
February 28, 2023	$4.50	$0.5606
November 30, 2022	$2.48	$0.20
August 31, 2022	$0.20	$0.20
May 31, 2022	$0.20	$0.20
February 28, 2022	$0.20	$0.20
November 30, 2021	$12.70	$12.70
August 31, 2021	$12.70	$12.70
May 31, 2021	$12.70	$12.70
February 28, 2021	$10.50	$1.10

(1) Through March 17, 2023.

Holders

As of March 17, 2023, there were 125 shareholders of record of our common stock and 8,000,000 shares of common stock outstanding.

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

Liquidity and Capital Resources

As of November 30, 2022, and 2021, we had cash and cash equivalents in the amount of $19,104 and $68,312, respectively. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any substantive period of time. We have been utilizing and may continue to utilize funds from Photozou Co., Ltd., owned and managed by Koichi Ishizuka, our CEO. Photozou　Holdings., Inc, and Koichi Ishizuka, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the year ended November 30, 2022, the Company borrowed $161,594 from Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. For the year ended November 30, 2022, the Company repaid $50,112 to Photozou Co., Ltd. The total due to related party as of November 30, 2022 was $651,999 and are unsecured, due on demand and non-interest bearing.

Revenues

For the years ended November 30, 2022, and 2021, we generated revenues in the amount of $139,974 and $159,662, respectively, from the sale of used cameras, and $46,017 and $48,935, respectively, from services.

For the years ended November 30, 2022 and 2021, used camera revenue generated from the US market is 100% and 95.4% of used camera revenue, respectively. For the years ended November 30, 2022 and 2021, used camera revenue generated from the Japan market is 0% and 4.6% of used camera revenue, respectively.

Net Loss

We recorded a net loss of $155,286 and $199,382 for the years ended November 30, 2022 and 2021, respectively. The decreased net loss for the year ended November 30, 2022, as opposed to the year ended November 30, 2021, was attributed to the decrease in expenses.

We believe that we realized a net loss for the year ended November 30, 2022 because our and our subsidiary’s collective operating expenses, outweighed our gross profits.

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

Cash flow

For the years ended November 30, 2022, and 2021, we had cash flows from operations in the amount of negative $3,323 and $149,290, respectively.

Working capital

As of November 30, 2022, and 2021, we had a working deficit of $563,519 and $434,448, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm (PCAOB ID 206)	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Changes in Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F8

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Photozou Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Photozou Holdings, Inc. and its subsidiary (collectively, the “Company”) as of November 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

March 17, 2023

- F2 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2022	November 30, 2021

ASSETS
Current Assets
Cash and cash equivalents	$19,104	$68,312
Accounts receivable	7,981	18,731
Prepaid and other current assets	2,657	1,833
Sales tax recoverable	10,978	25,741
Inventories, net	58,780	99,797

TOTAL CURRENT ASSETS	99,500	214,414

NON-CURRENT ASSETS
Software, net	5,401	8,350
Advance payments	25,084	3,032

TOTAL ASSETS	129,985	225,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$823	$3,720
Due to related party	651,999	630,586
Deferred revenue	-	2,110
Long-term loan payable, current portion	10,197	12,446

TOTAL CURRENT LIABILITIES	663,019	648,862

NON-CURRENT LIABILITIES
Long-term loan payable, non-current portion	16,994	33,190

TOTAL LIABILITIES	680,013	682,052

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of November 30, 2022 and November 30, 2021)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized; 8,000,000 shares issued and outstanding as of November 30, 2022 and November 30, 2021)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(674,947)	(519,661)
Accumulated other comprehensive income	74,089	12,575

TOTAL STOCKHOLDERS’ DEFICIT	(550,028)	(456,256)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$129,985	$225,796

The accompanying notes are an integral part of these consolidated financial statements.

- F3 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	November 30, 2022	November 30, 2021

REVENUES
Revenue from cameras sold	$139,974	$159,662
Service revenue	46,017	48,935

TOTAL REVENUES	185,991	208,597

COST OF REVENUES
Cost of revenue from cameras sold	109,301	118,229
Cost of service revenue	41,337	28,756

TOTAL COST OF REVENUES	150,638	146,985

GROSS PROFIT	35,353	61,612

OPERATING EXPENSES
General and administrative expenses	$199,022	$263,986

TOTAL OPERATING EXPENSES	$199,022	$263,986

OTHER INCOME	$8,544	$3,243

OTHER EXPENSES	161	251

NET LOSS BEFORE TAXES	$(155,286)	$(199,382)

NET LOSS	$(155,286)	$(199,382)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$61,514	$26,183

TOTAL COMPREHENSIVE LOSS	$(93,772)	$(173,199)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

- F4 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	(LOSS) INCOME	DEFICIT	TOTALS

Balance November 30, 2020	8,000,000	$800	$50,030	(13,608)	(320,279)	(283,057)
Net loss	-	-	-	-	(199,382)	(199,382)
Foreign currency translation	-	-	-	26,183	-	26,183

Balance November 30, 2021	8,000,000	800	50,030	12,575	(519,661)	(456,256)
Net loss	-	-	-	-	(155,286)	(155,286)
Foreign currency translation	-	-	-	61,514	-	61,514

Balance November 30, 2022	8,000,000	800	50,030	74,089	(674,947)	(550,028)

The accompanying notes are an integral part of these consolidated financial statements.

- F5 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	November 30, 2022	November 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,286)	$(199,382)
Adjustments to reconcile net loss to net cash:
Amortization expenses	1,542	459
Loss on disposal of software	-	3,670
Allowance for inventory obsolescence	11,900	-
Changes in operating assets and liabilities:
Accounts receivable	7,886	(17,071)
Inventories, net	11,861	(70,220)
Prepaid and other current assets	(1,168)	860
Sales tax recoverable	10,825	(26,868)
Accrued expenses	110,967	159,262
Deferred revenue	(1,850)	-
Net cash used in operating activities	(3,323)	(149,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of software	-	(3,853)
Net cash used in investing activities	-	(3,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$23,129	$3,351
Repayments of due to related party	(50,112)	-
Repayments of long-term loan	(10,917)	(12,991)
Net cash used in by financing activities	(37,900)	(9,640)

Net effect of exchange rate changes on cash	$(7,985)	$(13,609)

Net Change in Cash and Cash equivalents	$(49,208)	$(176,392)
Cash and cash equivalents - beginning of year	68,312	244,704
Cash and cash equivalents - end of year	19,104	68,312

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$138,465	$167,174
Software transferred advance payment	$-	$1,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$161	$251
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

- F6 -

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS

Photozou Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on September 29, 2014.

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

Photozou Koukoku was incorporated under the laws of Japan on March 14, 2017. Currently, Photozou Koukoku is headquartered in Tokyo, Japan. The Company offers advertising services and photo session services, and sells used cameras.

On June 5, 2018, Photozou Co., Ltd., our controlling shareholder, entered into stock purchase agreements with 69 Japanese shareholders. Pursuant to these agreements, Photozou Co., Ltd. sold 3,028,900 shares of Photozou Holdings common stock in total to these individuals and received $75,723 as aggregate consideration. Each shareholder paid .025 USD per share.

On July 17, 2018, Photozou Co., Ltd., our controlling shareholder, entered into a stock purchase agreement with 1 Japanese shareholder. Pursuant to the agreement, Photozou Co., Ltd. sold a total of 7,000 shares of common stock to this individual and received $175 as aggregate consideration. Each shareholder paid $0.025 USD per share.

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

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Since early 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected the economy in Japan, where the Company mainly operates its business. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of November 30, 2022 and for the year then ended. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. If there is a claim for a defect of product after within four days after arrival of goods, the Company shall accept a goods return. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. As of November 30, 2022, the Company expects to collect these balances completely and therefore has not created any allowance for it.

As of November 30, 2022 and 2021, the Company had account receivable in the amount of $7,981 and $18,731, respectively.

SALES TAX RECOVERABLE

As of November 30, 2022 and 2021, the Company had sales tax recoverable in the amount of $10,978 and $25,741, respectively. The sales tax recoverable was related to sales tax paid by Photozou Koukoku for inventories and expenses incurred during the period which was recoverable from the government.

INVENTORY

Inventories, consisting of used cameras, are primarily accounted for using the specific identification method, and are valued at the lower of cost or net realizable value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company routinely evaluates its inventories for their salability and for indications of obsolescence to determine if inventories should be written down to market value. The write down for obsolescence is charged to cost of revenue from cameras sold in the consolidated statements of operations and comprehensive loss. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As of November 30, 2022 and 2021, the Company held inventory comprised solely of used cameras in the amount of $58,780 and $99,797, respectively. The aforementioned amounts were presented net of allowance for inventory obsolescence as of November 30, 2022 and 2021 totaling $11,900 and $0, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended November 30, 2022 and 2021, the Company did not record any impairment charges on long-lived assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	November 30, 2022	November 30, 2021
Current JPY: US$1 exchange rate	138.87	113.77
Average JPY: US$1 exchange rate	129.71	109.00

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

REVENUE RECOGNITION AND DEFERRED REVENUE

The Company recognizes its revenue in accordance with ASC 606 - Revenue from contracts with Customers. To determine revenue recognition for agreements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue from cameras sold is recognized at a point in time when the cameras are delivered to the customer. There are two types of service revenue. Revenue for advertising service is recognized over time when the service is provided to the customers. Revenue for photo session service is recognized at a point of time when service is provided to the customers at the photo session.

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. As of November 30, 2022 and 2021, the Company's deferred revenue was $0 and $2,110, respectively.

Disaggregated revenue by nature of the Company is as follows:

	For the year	Percentage of	For the year	Percentage of
	ended	total revenues	ended	total revenues
	November 30, 2022		November 30, 2021
Revenue from cameras sold	$139,974	75.26%	159,662	76.54%
Service revenue	46,017	24.74%	48,935	23.46%
Total	185,991	100%	208,597	100%

Disaggregated revenue by geographic of the Company is as follows:

	For the year	Percentage of	For the year	Percentage of
	ended	total revenues	ended	total revenues
	November 30, 2022		November 30, 2021
Revenue from US	$139,974	75.26%	151,012	72.39%
Revenue from Japan	46,017	24.74%	57,585	27.61%
Total	185,991	100%	208,597	100%

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2022 and 2021.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the year ended November 30, 2022, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, our CEO, advanced to the Company $23,129 and paid expenses on behalf of the Company in the amount of $138,465. For the year ended November 30, 2022, the Company repaid $50,112 to Photozou Co., Ltd. The total due to related party as of November 30, 2022 was $651,999 and are unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2021, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, our CEO, advanced to the Company $3,351 and paid expense on behalf of the Company in the amount of $167,174. The total due to related party as of November 30, 2021 was $630,586 and is unsecured, due on demand and non-interest bearing.

For the years ended November 30, 2022, and 2021, the Company utilized office space and storage space of the Company’s sole officer, Koichi Ishizuka, free of charge.

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during November 30, 2022 and 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of November 30, 2022 and 2021.

Pertinent Rights and Privileges

Holders of shares of common stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. Common stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

NOTE 6 - INCOME TAXES

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

National income tax in Japan is charged at 15% of the Company’s assessable profit based on its current capital base. The Company’s subsidiary, Photozou Koukoku, was incorporated in Japan and is subject to Japanese national income tax and city income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

Photozou Koukoku’s operation during the year ended November 30, 2022 has resulted a net taxable loss, as such Photozou Koukoku was not subject to income tax for the year ended November 30, 2022. The effective income tax rate of Photozou Koukoku is 0%.

Photozou Holdings, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the years ended November 30, 2022 and 2021, Photozou Holdings, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability.

The Company has not recognized any income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. Deferred tax assets arise from net operating loss carried forward of $675,588 are fully allowed as the Company considers its realization not to be more likely than not. The net operating loss carry forward will start to expire in the year 2028. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

	November 30,
	2022	2021
Deferred tax asset, generated from net operating loss at statutory rates	$141,873	$109,263
Valuation allowance	(141,873)	(109,263)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 7 - CONCENTRATION

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2022, 93.8% of the inventories of cameras were purchased from one supplier, specifically eSakura Market. For the year ended November 30, 2022, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2021, 81.6% of the inventories of cameras were purchased from one supplier, specifically eSakura Market. For the year ended November 30, 2021, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2022, 100% of the revenue from the sale of cameras was generated through Amazon USA. For the year ended November 30, 2022, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2021, 95.4% of the revenue from the sale of cameras was generated through Amazon USA. For the year ended November 30, 2021, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2022, no customer accounted for 10% or more of service revenue.

For the year ended November 30, 2021, 21.9% and 13.5% of the service revenue was generated from Geniee, Inc., and KONICA MINOLTA, respectively.

NOTE 8 - COMMITMENTS

On May 1, 2017, the Company entered into an agreement with Mr. Takahara Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY 450,000 ($3,469) a month. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run for another three months automatically.

Mr. Ogami is responsible for the sale and shipping of the cameras at the expense of Photozou Koukoku. Photozou Koukoku is the legal owner of the camera(s) until the point of sale to the purchaser or purchaser(s).

NOTE 9 - LONG-TERM LOAN

On July 2, 2020, the Company borrowed JPY7,000,000 ($65,286) from Japan Finance Corporation ("JFC"), a wholly owned public entity by the Japanese government as the COVID-19 subsidy. The loan is unsecured, repaid monthly, due in five years, and with an annual interest rate of 0.46% within three years and 1.36% thereafter. Koichi Ishizuka is the guarantor of the loan.

For the year ended November 30, 2022, the Company repaid $10,917 to JFC. As of November 30, 2022, the Company had the current portion of $10,197 and non-current portion of $16,994.

The future principal payments for the Company’s long-term loan as of November 30, 2022, are as follows:

Year Ending November 30,
2023	10,197
2024	10,197
2025	6,797
2026	-
Thereafter	-
Total	27,191

NOTE 10 - SUBSEQUENT EVENTS

From December 1, 2022 through the current date, Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO, paid expenses on behalf of the Company in the amount of $4,177. This debt is non-interest bearing, unsecured, and due on demand.

- F8 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of November 30, 2022, the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based on the assessment, management concluded that, as of November 30, 2022, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal year ended November 30, 2022, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 51- Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

In 2004 Mr. Koichi Ishizuka graduated with his MBA from the University of Aoyama Gakuin. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of Off Line Co., Ltd., Photozou Co., Ltd., Perfect Solutions Group, Inc., Photozou Holdings, Inc., and Photozou Koukoku Co., Ltd.. He has held the position of CEO with Off Line Co., Ltd. since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017 and Photozou Koukoku Co., Ltd. since 2017. Off Line Co., Ltd. manages and operates a Japanese communication application named, “AirTalk.” This is Off Line Co., Ltd.’s primary business activity. In June 2018, he incorporated Off Line Japan Co., Ltd., a Japan corporation. On November 22, 2019, he incorporated Off Line International, Inc., a Delaware corporation. On November 18, 2020, Koichi Ishizuka became the Chief Financial Officer of Next Meats Holdings, Inc. On March 18, 2022, Koichi Ishizuka became the Chief Executive Officer of Perfect Solutions Group, Inc.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at Photozou Holdings, Inc.

Employees

As of November 30, 2022, we had no employees outside of our sole officer and director.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of November 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2021	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreements with any officer or Director.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of November 30, 2022, the Company has 8,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Koichi Ishizuka (1) (2) 3-1-21, Chuo, Nakano-ku, Tokyo, 164-0011, Japan	5,334,200	66.68%	none	n/a	66.68%
5% or greater shareholders
Takashi Matsuyama 4-16-14-101, Kugenuma Sakuragaoka, Fujisawa-shi, Kanagawa, 251-0027, Japan	700,000	8.75%	none	n/a	8.75%
Rei Ishizuka (3) 3-1-21, Chuo, Nakano-ku, Tokyo, 164-0011, Japan	600,260	7.50%	none	n/a	7.50%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended November 30, 2022, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, advanced to the Company $23,129 and paid expense on behalf of the Company in an amount of $138,465. For the year ended November 30, 2022, the Company repaid $50,112 to Photozou Co., Ltd. The total due to related party as of November 30, 2022 was $651,999 and are unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2021, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, our CEO, advanced to the Company $3,351 and paid expense on behalf of the Company in the amount of $167,174. The total due to related party as of November 30, 2021 was $630,586 and is unsecured, due on demand and non-interest bearing.

For the years ended November 30, 2022, and 2021, the Company utilized office space and storage space of the Company’s sole officer, Koichi Ishizuka, free of charge.

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

		2022	2021
Audit fees	MaloneBailey, LLP	$79,166	$56,106
Audit related fees		-	-
Tax fees	MaloneBailey, LLP	$5,000	$1,750
All other fees		-	-

Total		$84,166	$57,856

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended November 30, 2022 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form POS AM as filed with the SEC on June 9, 2017, and incorporated herein by this reference.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 17, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 17, 2023