Form 10-Q
period 2023-02-28
Photozou Holdings, Inc.
filed 2023-04-14
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FebRuary 28, 2023

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

As of April 14, 2023, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

PHOTOZOU HOLDINGS, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Consolidated Balance Sheets - Unaudited	F2

Consolidated Statements of Operations and Comprehensive Loss - Unaudited	F3

Consolidated Statements of Changes in Stockholders’ Deficit - Unaudited	F4

Consolidated Statements of Cash Flows - Unaudited	F5

Consolidated Notes to Financial Statements - Unaudited	F6

-F1-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2023	November 30, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,286	$19,104
Accounts receivable	5,401	7,981
Prepaid and other current assets	2,308	2,657
Sales tax recoverable	12,906	10,978
Inventories, net	49,923	58,780

TOTAL CURRENT ASSETS	87,824	99,500

NON-CURRENT ASSETS
Software, net	5,135	5,401
Advance payments	25,552	25,084

TOTAL ASSETS	$118,511	$129,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$2,537	$823
Due to related party	689,885	651,999
Long-term loan payable, current portion	10,387	10,197

TOTAL CURRENT LIABILITIES	702,809	663,019

Long-term loan payable, non-current portion	14,714	16,994

TOTAL LIABILITIES	717,523	680,013

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of February 28, 2023 and November 30, 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized; 8,000,000 shares issued and outstanding as of February 28, 2023 and November 30, 2022)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(718,406)	(674,947)
Accumulated other comprehensive income	68,564	74,089

TOTAL STOCKHOLDERS’ DEFICIT	(599,012)	(550,028)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$118,511	$129,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	February 28, 2023	February 28, 2022

REVENUES
Revenue from cameras sold	$16,254	$44,742
Service revenue	6,478	18,492

TOTAL REVENUES	22,732	63,234

COST OF REVENUES
Cost of revenue from cameras sold	12,420	30,284
Cost of service revenue	8,459	13,516

TOTAL COST OF REVENUES	20,879	43,800

GROSS PROFIT	1,853	19,434

OPERATING EXPENSES
General and administrative expenses	$45,648	$28,341

TOTAL OPERATING EXPENSES	$45,648	$28,341

OTHER INCOME	$367	$3,968

OTHER EXPENSES	$31	$50

NET LOSS	$(43,459)	$(4,989)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	$(5,525)	$4,897

TOTAL COMPREHENSIVE LOSS	$(48,984)	$(92)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance November 30, 2021	8,000,000	$800	$50,030	$12,575	$(519,661)	(456,256)
Net loss	-	-	-	-	(4,989)	(4,989)
Foreign currency translation	-	-	-	4,897	-	4,897

Balance February 28, 2022	8,000,000	800	50,030	17,472	(524,650)	(456,348)

Balance November 30, 2022	8,000,000	$800	$50,030	$74,089	$(674,947)	$(550,028)
Net loss	-	-	-	-	(43,459)	(43,459)
Foreign currency translation	-	-	-	(5,525)	-	(5,525)

Balance February 28, 2023	8,000,000	800	50,030	68,564	(718,406)	(599,012)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	February 28, 2023	February 28, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,459)	$(4,989)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	376	436
Changes in operating assets and liabilities:
Accounts receivable	2,800	10,286
Prepaid and other current assets	402	(1,420)
Inventories, net	10,214	632
Sales tax recoverable	(1,769)	(4,657)
Accrued expenses	31,871	5,049
Deferred revenue	-	(2,094)
Net cash provided by operating activities	435	3,243

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term loan	(2,665)	(3,089)
Net cash used in financing activities	(2,665)	(3,089)

Net effect of exchange rate changes on cash	$412	$(1,053)

Net change in cash and cash equivalents	$(1,818)	$(899)
Cash and cash equivalents - beginning of period	19,104	68,312
Cash and cash equivalents - end of period	17,286	67,413

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$30,128	$33,265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$31	$50
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine months period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended November 30, 2022, included in our Form 10-K.

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Since early 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected economy in Japan, where the Company mainly operates its business. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of February 28, 2023 and for the three months then ended. Actual results in the future could vary from the amounts derived from management's estimates and assumptions.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity is translated at historical exchange rate at the time of transaction.  The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ deficit.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	February 28, 2023	February 28, 2022
Current JPY: US$1 exchange rate	136.33	115.55
Average JPY: US$1 exchange rate	132.85	114.60

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

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. There was no deferred revenue as of February 28, 2023 or November 30, 2022.

Disaggregated revenue by nature of the Company is as follows:

	For the three months	Percentage of	For the three months	Percentage of
	ended	total revenues	ended	total revenues
	February 28, 2023		February 28, 2022
Revenue from cameras sold	$16,254	71.5%	44,742	70.8%
Service revenue	6,478	28.5%	18,492	29.2%
Total	22,732	100%	63,234	100%

Disaggregated revenue by geographic of the Company is as follows:

	For the three months	Percentage	For the three months	Percentage of
	ended	of total revenues	ended	total revenues
	February 28, 2023		February 28, 2022
Revenue from US	$15,351	67.5%	44,742	70.8%
Revenue from Japan	7,381	32.5%	18,492	29.2%
Total	22,732	100%	63,234	100%

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the three months ended February 28, 2023, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, paid expense on behalf of the Company in an amount of $30,128. For the three months ended February 28, 2022, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, paid expense on behalf of the Company in an amount of $33,265. The total due to related party as of February 28, 2023 and November 30, 2022 were $689,885 and $651,999, respectively, and are unsecured, due on demand and non-interest bearing.

For the three months ended February 28, 2023 and February 28, 2022, the Company utilized office space and storage space of the Company’s sole officer, Koichi Ishizuka, free of charge.

NOTE 5 - SHAREHOLDERs’ DEFICIT

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the three months ended February 28, 2023 and February 28, 2022.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of February 28, 2023 and November 30, 2022.

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

NOTE 6 - CONCENTRATION

Concentration of Purchases

Net purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the three months ended February 28, 2023, 100% of inventories of cameras were purchased from two suppliers. For the three months ended February 28, 2022, 100% of the inventories of cameras were purchased from two suppliers. For the three months ended February 28, 2023 and February 28, 2022, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the three months ended February 28, 2023, 94% of the revenue from the sale of cameras was generated through Amazon USA. For the three months ended February 28, 2022, 100% of the revenue from the sale of cameras was generated through Amazon USA. For the three months ended February 28, 2023 and February 28, 2022, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the three months ended February 28, 2023, no customer accounted for 10% or more of service revenue.

For the three months ended February 28, 2022, 12% and 11% of the service revenue was generated from Geniee, Inc., and KONICA MINOLTA, respectively.

NOTE 7 - COMMITMENTS

On May 1, 2017, the Company entered into an agreement with Mr. Takahara Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY 450,000 (approximately $3,387) a month. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run another three months automatically.

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

For the three months ended February 28, 2023, the Company repaid $2,665 to JFC. As of February 28, 2023, the Company had the current portion of $10,387 and non-current portion of $14,714.

NOTE 9 - SUBSEQUENT EVENTS

From March 1, 2023 through the current date, Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO, paid expenses on behalf of the Company in amount of $31,807. This debt is non-interest bearing, unsecured, and due on demand.

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

Liquidity and Capital Resources

Our cash balance is $17,286 as of February 28, 2023. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $43,459 and $4,989 for the three months ended February 28, 2023 and February 28, 2022, respectively. The increase in net loss is attributed to the decrease in sales and the increase in operating expenses.

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

As of February 28, 2023, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended February 28, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not conducted any recent sales of securities within the past three fiscal years.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended February 28, 2023. (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the Company's Registration Statement on Form POS AM as filed with the SEC on June 9, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 19, 2017, and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: April 14, 2023