Form 10-Q
period 2023-05-31
Photozou Holdings, Inc.
filed 2023-07-17
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2023

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

As of July 17, 2023, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

-F1-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2023	November 30, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,263	$19,104
Accounts receivable	3,647	7,981
Prepaid and other current assets	2,260	2,657
Sales tax recoverable	2,612	10,978
Inventories, net	45,101	58,780

TOTAL CURRENT ASSETS	62,883	99,500

NON-CURRENT ASSETS
Software, net	4,650	5,401
Advance payments	24,923	25,084

TOTAL ASSETS	$92,456	$129,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$708	$823
Due to related party	728,644	651,999
Long-term loan payable, current portion	10,131	10,197

TOTAL CURRENT LIABILITIES	739,483	663,019

Long-term loan payable, non-current portion	11,819	16,994

TOTAL LIABILITIES	751,302	680,013

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of May 31, 2023 and November 30, 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized; 8,000,000 shares issued and outstanding as of May 31, 2023 and November 30, 2022)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(787,477)	(674,947)
Accumulated other comprehensive income	77,801	74,089

TOTAL STOCKHOLDERS’ DEFICIT	(658,846)	(550,028)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$92,456	$129,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022

REVENUES
Revenue from cameras sold	$16,475	$54,137	$32,729	$98,879
Service revenue	3,339	14,361	9,817	32,853

TOTAL REVENUES	19,814	68,498	42,546	131,732

COST OF REVENUES

Cost of revenue from cameras sold	11,492	39,310	23,912	69,594
Cost of service revenue	6,800	12,075	15,259	25,591

TOTAL COST OF REVENUES	18,292	51,385	39,171	95,185

GROSS PROFIT	1,522	17,113	3,375	36,547

OPERATING EXPENSES
General and administrative expenses	$70,765	$94,044	$116,413	$122,385

TOTAL OPERATING EXPENSES	$70,765	$94,044	$116,413	$122,385

OTHER INCOME	$201	$3,337	$568	$7,305

OTHER EXPENSES	$29	$43	$60	$93

NET LOSS	$(69,071)	$(73,637)	$(112,530)	$(78,626)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$9,237	$32,369	$3,712	$37,266

TOTAL COMPREHENSIVE LOSS	$(59,834)	$(41,268)	$(108,818)	$(41,360)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance November 30, 2021	8,000,000	$800	$50,030	$12,575	$(519,661)	$(456,256)

Net loss	-	-	-	-	(4,989)	(4,989)
Foreign currency translation	-	-	-	4,897	-	4,897

Balance February 28, 2022	8,000,000	800	50,030	17,472	(524,650)	(456,348)

Net loss	-	-	-	-	(73,637)	(73,637)
Foreign currency translation	-	-	-	32,369	-	32,369

Balance May 31, 2022	8,000,000	$800	$50,030	$49,841	$(598,287)	$(497,616)

Balance November 30, 2022	8,000,000	$800	$50,030	$74,089	$(674,947)	$(550,028)

Net Loss	-	-	-	-	(43,459)	(43,459)
Foreign currency translation	-	-	-	(5,525)	-	(5,525)

Balance February 28, 2023	8,000,000	800	50,030	68,564	(718,406)	(599,012)

Net loss	-	-	-	-	(69,071)	(69,071)
Foreign currency translation	-	-	-	9,237	-	9,237

Balance May 31, 2023	8,000,000	$800	$50,030	$77,801	$(787,477)	$(658,846)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	May 31, 2023	May 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,530)	$(78,626)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	747	837
Changes in operating assets and liabilities:
Accounts receivable	4,470	2,649
Prepaid and other current assets	399	(124)
Sales tax recoverable	8,660	(9,046)
Inventories, net	18,348	18,505
Accrued expenses	84,861	69,315
Deferred revenue	-	(2,009)
Net cash provided by operating activities	4,955	1,501

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$1,867	$-
Repayment of due to related party	(7,219)	-
Repayments of long-term loan	(5,309)	(5,926)
Net cash used in financing activities	(10,661)	(5,926)

Net effect of exchange rate changes on cash	$(4,135)	$(7,393)

Net change in cash and cash equivalents	$(9,841)	$(11,818)
Cash and cash equivalents - beginning of period	19,104	68,312
Cash and cash equivalents - end of period	9,263	56,494

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$84,977	$95,718

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$60	$94
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2023

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	May 31, 2023	May 31, 2022
Current JPY: US$1 exchange rate	139.77	128.21
Average JPY: US$1 exchange rate	133.88	119.47

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of shareholders’ deficit consists of changes in unrealized gains and losses on foreign currency translation.

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

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. There was no deferred revenue as of May 31, 2023 or November 30, 2022.

Disaggregated revenue of the Company is as follows:

	For the six months	Percentage of	For the six months	Percentage of
	ended	total revenues	ended	total revenues
	May 31, 2023		May 31, 2022
Revenue from cameras sold	$32,729	76.9%	98,879	75.1%
Service revenue	9,817	23.1%	32,853	24.9%
Total	42,546	100%	131,732	100%

	For the six months	Percentage of	For the six months	Percentage of
	ended	total revenues	ended	total revenues
	May 31, 2023		May 31, 2022
Revenue from US	$27,978	65.8%	98,879	75.1%
Revenue from Japan	14,568	34.2%	32,853	24.9%
Total	42,546	100%	131,732	100%

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the six months ended May 31, 2023, the Company borrowed $86,844 from Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, $84,977 of which was expense paid on behalf of the Company by the related party, and the remaining $1,867 was cash borrowing received by the Company directly through its bank account from the related party. During the six months ended May 31, 2023, the Company furnished repayments in an amount of $7,219 to Photozou Co., Ltd. The total due to related party as of May 31, 2023 and November 30, 2022 were $728,644 and $651,999, respectively, and are unsecured, due on demand and non-interest bearing.

For the six months ended May 31, 2022, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, paid expense on behalf of the Company in an amount of $95,718.

For the six months ended May 31, 2023 and May 31, 2022, the Company utilized office space and storage space of the Company’s sole officer, Koichi Ishizuka, free of charge.

NOTE 5 - SHAREHOLDERs’ DEFICIT

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the six months ended May 31, 2023 and May 31, 2022.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of May 31, 2023 and November 30, 2022.

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

Concentration of Purchases

Purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the six months ended May 31, 2023, 100% of inventories of cameras was purchased from one supplier whose name was e-Sakura Market. For the six months ended May 31, 2022, 89% of   the inventories of cameras were purchased from one supplier whose name was e-Sakura Market. For the six months ended May 31, 2023 and May 31, 2022, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the six months ended May 31, 2023, 85% and 15% of the revenue from the sale of cameras was generated through Amazon USA and Yahoo Japan, respectively.

For the six months ended May 31, 2022, 100% of the revenue from the sale of cameras was generated through Amazon USA.

For the six months ended May 31, 2023 and May 31, 2022, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the six months ended May 31, 2023 and May 31, 2022, no customer accounted for 10% or more of service revenue.

NOTE 7 - COMMITMENTS

On May 1, 2017, the Company entered into an agreement with Mr. Takaharu Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY 450,000 (approximately $3,361) a month. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run another three months automatically.

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

For the six months ended May 31, 2023, the Company repaid $5,309 to JFC. As of May 31, 2023, the Company had the current portion of $10,131 and non-current portion of $11,819.

NOTE 9 - SUBSEQUENT EVENTS

From June 1, 2023 through the current date, Photozou Co., Ltd., a Company controlled by Koichi Ishizuka, CEO, paid expenses on behalf of the Company in amount of $372. This debt is non-interest bearing, unsecured, and due on demand.

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

Liquidity and Capital Resources

Our cash balance is $9,263 as of May 31, 2023. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Net Loss

We recorded a net loss of $112,530 and $78,626 for the six months ended May 31, 2023 and May 31, 2022, respectively.

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

As of May 31, 2023, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended May 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not conducted any recent sales of securities within the past three fiscal years.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2023. (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the Company's Registration Statement on Form POS AM as filed with the SEC on June 9, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 19, 2017, and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

CEO, President, Director

Dated: July 17, 2023