Form 10-Q
period 2023-08-31
Photozou Holdings, Inc.
filed 2023-10-24
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2023

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

As of October 24, 2023, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

-F1-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2023	November 30, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,389	$19,104
Accounts receivable	4,407	7,981
Prepaid and other current assets	1,968	2,657
Sales tax recoverable	7,908	10,978
Inventories, net	55,028	58,780

TOTAL CURRENT ASSETS	85,700	99,500

NON-CURRENT ASSETS
Website and software, net	61,700	5,401
Advance payments	-	25,084

TOTAL ASSETS	$147,400	$129,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$19,945	$823
Due to related parties	769,994	651,999
Long-term loan payable, current portion	9,685	10,197

TOTAL CURRENT LIABILITIES	799,624	663,019

NON- CURRENT LIABILITIES
Long-term loan payable, non-current portion	8,878	16,994

TOTAL LIABILITIES	808,502	680,013

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of August 31, 2023 and November 30, 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized; 8,000,000 shares issued and outstanding as of August 31, 2023 and November 30, 2022)	800	800
Additional paid in capital	100,013	50,030
Accumulated deficit	(856,617)	(674,947)
Accumulated other comprehensive income	94,702	74,089

TOTAL STOCKHOLDERS’ DEFICIT	(661,102)	(550,028)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$147,400	$129,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022

REVENUES
Revenue from cameras sold	$9,237	$22,246	$41,966	$121,125
Service revenue	2,600	6,996	12,417	39,849

TOTAL REVENUES	11,837	29,242	54,383	160,974

COST OF REVENUES

Cost of revenue from cameras sold	6,718	14,314	30,630	83,908
Cost of service revenue	7,859	7,565	23,118	33,156

TOTAL COST OF REVENUES	14,577	21,879	53,748	117,064

GROSS (LOSS) PROFIT	(2,740)	7,363	635	43,910

OPERATING EXPENSES
General and administrative expenses	$66,490	$33,446	$182,903	$155,831

TOTAL OPERATING EXPENSES	$66,490	$33,446	$182,903	$155,831

OTHER INCOME	$174	$259	$742	$7,564

OTHER EXPENSES	$84	$37	$144	$130

NET LOSS	$(69,140)	$(25,861)	$(181,670)	$(104,487)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$16,901	$23,149	$20,613	$60,415

TOTAL COMPREHENSIVE LOSS	$(52,239)	$(2,712)	$(161,057)	$(44,072)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance November 30, 2021	8,000,000	$800	$50,030	$12,575	$(519,661)	$(456,256)

Net loss	-	-	-	-	(4,989)	(4,989)
Foreign currency translation	-	-	-	4,897	-	4,897

Balance February 28, 2022	8,000,000	800	50,030	17,472	(524,650)	(456,348)

Net loss	-	-	-	-	(73,637)	(73,637)
Foreign currency translation	-	-	-	32,369	-	32,369

Balance May 31, 2022	8,000,000	800	50,030	49,841	(598,287)	(497,616)

Net loss	-	-	-	-	(25,861)	(25,861)
Foreign currency translation	-	-	-	23,149	-	23,149

Balance August 31, 2022	8,000,000	$800	$50,030	$72,990	$(624,148)	$(500,328)

Balance November 30, 2022	8,000,000	$800	$50,030	$74,089	$(674,947)	$(550,028)

Net Loss	-	-	-	-	(43,459)	(43,459)
Foreign currency translation	-	-	-	(5,525)	-	(5,525)

Balance February 28, 2023	8,000,000	800	50,030	68,564	(718,406)	(599,012)

Net loss	-	-	-	-	(69,071)	(69,071)
Foreign currency translation	-	-	-	9,237	-	9,237

Balance May 31, 2023	8,000,000	800	50,030	77,801	(787,477)	(658,846)

Net loss	-	-	-	-	(69,140)	(69,140)
Deemed contribution related to website transferred from related party under common control	-	-	49,983	-	-	49,983
Foreign currency translation	-	-	-	16,901	-	16,901

Balance August 31, 2023	8,000,000	$800	$100,013	$94,702	$(856,617)	$(661,102)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	August 31, 2023	August 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(181,670)	$(104,487)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	3,132	1,200
Impairment loss on advance payments	25,455	-
Changes in operating assets and liabilities:
Accounts receivable	3,294	7,802
Prepaid and other current assets	708	195
Sales tax recoverable	2,692	13,784
Inventories, net	861	3,798
Accrued expenses	110,296	85,541
Due to related party	27	-
Deferred revenue	-	(1,440)
Net cash (used in) provided by operating activities	(35,205)	6,393

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related parties	$48,594	$24,008
Repayments of due to related party	(7,574)	(52,017)
Repayments of long-term loan	(7,896)	(8,499)
Net cash provided by (used in) financing activities	33,124	(36,508)

Net effect of exchange rate changes on cash	$(634)	$(9,281)

Net change in cash and cash equivalents	$(2,715)	$(39,396)
Cash and cash equivalents – beginning of period	19,104	68,312
Cash and cash equivalents – end of period	16,389	28,916

NON-CASH TRANSACTIONS
Expenses paid by related party on behalf of the Company	$101,487	$111,402
Software acquired with accounts payable	$11,692	$-
Deemed contribution related to website transferred from related party under common control	$49,983	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$115	$130
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and financial statements of its wholly-owned subsidiary, Photozou Koukoku. Intercompany transactions are eliminated.

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

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax and sales allowance. Actual results in the future could vary from the amounts derived from management’s estimates and assumptions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	August 31, 2023	August 31, 2022
Current JPY: US$1 exchange rate	146.20	138.63
Average JPY: US$1 exchange rate	136.85	124.96

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

Revenue for used cameras sold is recognized at a point in time when the cameras are delivered to the customer. There are three types of service revenue. Revenue for advertising service is recognized over time when the services are provided to the customers. Revenue for photo session service is recognized at a point of time when service is provided to the customers at the photo session. Revenue for photo storage service is recognized over time when the services are provided to the customers.

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. There was no deferred revenue as of August 31, 2023 or November 30, 2022.

Disaggregated revenue of the Company is as follows:

	For the nine months	Percentage of	For the nine months	Percentage of
	ended	total revenues	ended	total revenues
	August 31, 2023		August 31, 2022
Revenue from cameras sold	$41,966	77.2%	121,125	75.2%
Service revenue	12,417	22.8%	39,849	24.8%
Total	54,383	100%	160,974	100%

	For the nine months	Percentage of	For the nine months	Percentage of
	ended	total revenues	ended	total revenues
	August 31, 2023		August 31, 2022
Revenue from US	$37,313	68.6%	121,125	75.2%
Revenue from Japan	17,070	31.4%	39,849	24.8%
Total	54,383	100%	160,974	100%

-F6-

ASSET TRANSFER

On July 31, 2023, the Company acquired a website (https://photozou.jp/) in consideration of JPY 1 (nil in USD) from a related party, Photozou Co. Ltd., a company controlled by Koichi Ishizuka, CEO, which resulted in the transaction being considered a transfer between entities under common control. In this situation, the Company recorded the asset assumed on its consolidated balance sheets at its historical carrying value of JPY 7,098,999 ($48,557 USD) and the difference between the historical carrying value and the cash consideration was recorded in additional paid-in capital.

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

NOTE 4 - WEBSITE AND Software, Net

Website and software, net consists of the following:

	August 31, 2023	November 30, 2022
Photozou website	$48,557	$-
Photo collection cloud	10,944	-
Others	6,840	7,201
Subtotal	66,341	7,201
Less: Accumulated amortization	(4,641)	(1,800)
Website and software, net	61,700	5,401

For the nine months ended August 31, 2023 and 2022, amortization expenses were $3,132 and $1,200, respectively.

Estimated future amortization expense related to the website and software held as of August 31, 2023 is as follows:

Year ended November 30,
Remaining of 2023	$6,060
2024	22,063
2025	16,361
2026	11,004
2027	4,867
Thereafter	1,345
Total	$61,700

NOTE 5 - Advance payments

Advance payments consist of the following:

	August 31, 2023	November 30, 2022
Advance payments	$25,455	$25,084
Less: Impairment loss on advance payments	(25,455)	-
Advance payments	-	25,804

Impairment loss on advance payments for the nine months ended August 31, 2023 was $25,455, mainly due to the termination of website development.

NOTE 6 - RELATED-PARTY TRANSACTIONS

For the nine months ended August 31, 2023, the Company borrowed $106,237 from Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, $101,487 of which was expense paid on behalf of the Company by the related party, and the remaining $4,750 was cash borrowing received by the Company directly through its bank account from the related party. During the nine months ended August 31, 2023, the Company furnished repayments in an amount of $7,574 to Photozou Co., Ltd. During the nine months ended August 31, 2023, Photozou Co., Ltd. transferred accounts receivable and website in the amount of $97 and nil (JPY1), respectively, to the Company. The total due to Photozou Co., Ltd. as of August 31, 2023 and November 30, 2022 were $728,927 and $651,999, respectively, and are unsecured, due on demand and non-interest bearing.

For the nine months ended August 31, 2023, the Company borrowed $43,844 from White Knight Co., Ltd., a company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. For the nine months ended August 31, 2023, the Company had $27 accrued interest payable due to the related party. The total due to White Knight Co. as of August 31, 2023 and November 30, 2022 were $41,067 and $0, respectively. The payable due to White Knight Co., Ltd. is unsecured, bears an annual interest rate of 0.8%, and is due on July 31, 2024.

The total due to related parties as of August 31, 2023 and November 30, 2022 were $769,994 and $651,999, respectively.

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

For the nine months ended August 31, 2023 and August 31, 2022, the Company utilized office space and storage space of the Company’s sole officer, Koichi Ishizuka, free of charge.

NOTE 7 - SHAREHOLDERs’ DEFICIT

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the nine months ended August 31, 2023 and August 31, 2022.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of August 31, 2023 and November 30, 2022.

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

Concentration of Purchases

Purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the nine months ended August 31, 2023, 100% of inventories of cameras was purchased from one supplier whose name was e-Sakura Market. For the nine months ended August 31, 2022, 93.2% of the inventories of cameras were purchased from one supplier whose name was e-Sakura Market. For the nine months ended August 31, 2023 and August 31, 2022, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the nine months ended August 31, 2023, 89% and 11% of the revenue from the sale of cameras was generated through Amazon USA and Yahoo Japan, respectively.

For the nine months ended August 31, 2022, 100% of the revenue from the sale of cameras was generated through Amazon USA.

For the nine months ended August 31, 2023 and August 31, 2022, 100% of the revenue from the sale of cameras was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the nine months ended August 31, 2023 and August 31, 2022, no customer accounted for 10% or more of service revenue.

NOTE 9 - COMMITMENTS

On May 1, 2017, the Company entered into an agreement with Mr. Takahara Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY450,000 (approximately $3,288) a month. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run another three months automatically.

Mr. Ogami is responsible for the sale and shipping of the cameras at the expense of Photozou Koukoku. Photozou Koukoku is the legal owner of the camera(s) until the point of sale to the purchaser(s).

NOTE 10 - LONG-TERM LOAN

On July 2, 2020, the Company borrowed JPY7,000,000 ($65,286) from Japan Finance Corporation ("JFC"), a wholly owned public entity by the Japanese government as the COVID-19 subsidy. The loan is unsecured, repaid monthly, due in five years, and with an annual interest rate of 0.46% within three years and 1.36% thereafter. Ishizuka Koichi is the guarantor of the loan.

For the nine months ended August 31, 2023, the Company repaid $7,896 to JFC. As of August 31, 2023, the Company had the current portion of $9,685 and non-current portion of $8,878.

NOTE 11 - SUBSEQUENT EVENTS

From September 1, 2023 through the current date, the Company borrowed $27,539 from White Knight Co., Ltd., a Company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. The borrowing is unsecured, bears an annual interest rate of 0.8%. The aforementioned cash borrowing in the amount of $20,654 and $6,885 is due on September 26, 2024 and October 13, 2024, respectively.

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

Liquidity and Capital Resources

Our cash balance is $16,389 as of August 31, 2023. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Asset Transfer

On July 31, 2023, the Company acquired a website (https://photozou.jp/) in consideration of JPY1 (nil in USD) from a related party, Photozou Co. Ltd., a company controlled by Koichi Ishizuka, CEO, which resulted in the transaction being considered a transfer between entities under common control. In this situation, the Company recorded the asset assumed on its consolidated balance sheets at its historical carrying value of JPY7,098,999 ($48,557 USD) and the difference between the historical carrying value and the cash consideration was recorded in additional paid-in capital.

Total Assets

We recorded total assets of $147,400 and $129,985 as of August 31, 2023 and November 30, 2022, respectively. The variance in total assets is primarily attributable to the above asset transfer that occurred on July 31, 2023, valued at $48,557, coupled with the photo collection cloud, valued at $10,944, and other software net, less amortization of $4,641, resulting in total website and software, net of $61,700 as of August 31, 2023. Please see Note 4 to our financial statements above for additional information.

Revenue

We recorded total revenue of $11,837 and $29,242 for the three months ended August 31, 2023 and August 31, 2022, respectively. The variance between periods is primarily attributable to greater revenue from cameras sold for the three months ended August 31, 2022.

We recorded total revenue of $54,383 and $160,974 for the nine months ended August 31, 2023 and August 31, 2022, respectively. The variance between periods is primarily attributable to greater revenue from cameras sold for the nine months ended August 31, 2022.

Net Loss

We recorded a net loss of $69,140 and $25,861 for the three months ended August 31, 2023 and August 31, 2022, respectively. The variance between periods is attributable to greater administrative expenses for the three months ended August 31, 2023. For the three months ended August 31, 2023, we also generated less total revenue compared to the three months ended August 31, 2022.

We recorded a net loss of $181,670 and $104,487 for the nine months ended August 31, 2023 and August 31, 2022, respectively. The variance between periods is attributable to greater administrative expenses for the nine months ended August 31, 2023. For the nine months ended August 31, 2023, we also generated less total revenue compared to the nine months ended August 31, 2022.

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

As of August 31, 2023, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended August 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not conducted any recent sales of securities within the past three fiscal years.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2023. (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the Company's Registration Statement on Form POS AM as filed with the SEC on June 9, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 19, 2017, and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: October 24, 2023

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: October 24, 2023