Form 10-K
period 2023-11-30
Photozou Holdings, Inc.
filed 2024-03-08
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55806

PHOTOZOU HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-1260322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4-30-4F, Yotsuya Shinjuku-ku, Tokyo, Japan	160-0004
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001	N/A

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

[  ] Yes  [X] No

As of May 31, 2023, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $197. This was calculated using the par value $0.0001.

As of March 8, 2024, there were 8,000,000 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

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

Photozou Koukoku Co., Ltd. was incorporated under the laws of Japan on March 14, 2017. Currently, Photozou Koukoku is headquartered in Tokyo, Japan. The Company primarily engages in online advertising through its photo sharing platforms, provides photo session services, and specializes in the resale of cameras.

On September 21, 2020, Photozou Co., Ltd our principal controlling shareholder, entered into a Stock Purchase Agreement with Koichi Ishizuka, our Sole Officer and Director. Pursuant to the closing of the Agreement on September 21, 2020, Photozou Co., Ltd. transferred to Koichi Ishizuka 4,553,200 shares of our common stock, which represented, at the time, approximately 56.9% of our issued and outstanding common stock, in consideration of JPY 6,657,917 (approximately $60,500). Following the closing of the share purchase transaction, Koichi Ishizuka owned approximately 66.7% interest in the issued and outstanding shares of our common stock. Photozou Co., Ltd. was and remains owned and controlled entirely by Koichi Ishizuka, we do not believe that this transaction is deemed to be a change in control of the Company.

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

On July 31, 2023, the Company acquired a website (https://photozou.jp/) in consideration of JPY 1 (nil in USD) from a related party, Photozou Co. Ltd., a company controlled by Koichi Ishizuka, CEO, which resulted in the transaction being considered a transfer between entities under common control. The website https://photozou.jp/ is designed for free photo sharing, and may, in addition to other features, offer users the option to store pictures on the website for a nominal fee.

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

Purchasing

Photozou Koukoku primarily purchases used cameras from used camera dealers and individual consumers in Japan. Photozou Koukoku’s supporting website at http://photozou.jp/kaitori/top/ can be used by interested parties to access pertinent information relating to selling their cameras. For example, there is a section of the website which discloses a price list by product. Through the website they can also request an estimate, review Photozou Koukoku’s procedure for purchasing cameras and fill out an application to sell their camera. Currently, Photozou Koukoku has hired, as an independent contractor, Mr. Takaharu Ogami to handle the entirety of all purchasing and selling activities of Photozou Koukoku’s camera business. Relating to his services to Photozou Koukoku, Mr. Takaharu is paid a monthly fee in amount of JPY 450,000 ($3,060). Mr. Ogami is responsible for the sale and shipping of the cameras at the expense of Photozou Koukoku. Photozou Koukoku is the legal owner of the camera(s) until the point of sale to the purchaser or purchaser(s).

Inventory

The Company consigns its operations regarding the sale of cameras to Mr. Ogami. Inventory, however, remains under legal ownership of the Company.

As of November 30, 2023, and 2022, the Company held inventory comprised solely of used cameras in the amount of $68,466 and $58,780, respectively. The aforementioned amounts were presented net of allowance for inventory obsolescence as of November 30, 2023 and 2022 totaling $7,089 and $11,900, respectively.

Selling

Photozou Koukoku sells its used cameras through Amazon USA and Japan. Cameras are then shipped to the purchaser for a fee that is determined at the time of sale, and may differ on a case-by-case basis depending on the type of camera and method of delivery.

Advertising Services

At present, Photozou Koukoku conducts a single type of advertising service. The Company utilizes web advertising services specifically geared toward advertisements that are placed on https://photozou.jp/, which is a website for photo sharing.

Photozou Koukoku develops banner ads for third party companies and subsequently assists those clients with having those advertisements placed on https://photozou.jp/. Fees are determined on a case-by-case basis and vary depending on whether or not Photozou Co., Ltd contracts Photozou Koukoku to work with a pre-existing client, or if Photozou Koukoku obtains the client on its own accord.

It is possible that the Company will expand into offering additional online advertising services and will create advertisements in forms other than banner ads, but no such plans have been fully developed at this point in time.

Photo Contests

The Company has suspended its involvement with online photo contests, posted on https://photozou.jp/, indefinitely. This decision came about as a result of the closure of the photo magazine “Photo Technic Digital”, which was our collaborative partner in regard to photo contests, social networking and magazine collaboration. We are of the understanding that the closure of Photo Technic Digital was the result of impacts the magazine suffered resulting from the Covid-19 pandemic.

Instead of hosting photo contests on https://photozou.jp/, the Photozou SNS (Social Networking Service) commenced operations in October 2023 via https://photozou.com/. The Photozou SNS is a social networking website, primarily for photo sharing, with a particular emphasis placed on photography of models and promotion of the Primavera Photo Sessions (described in more detail below). Recently, we have initiated hosting photo contests on the Photozou SNS with the aim of boosting user engagement on the website.

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

Approximately, 19 models are associated with the photo session services provided in Osaka (https://www.primavera-photo-session.com/). Approximately, 11 models are part of Photozou Koukoku photo sessions conducted in Tokyo (https://www.pps-tokyo.jp/). It is our intention to increase the number of models available for photo sessions, through the assistance of a third-party contractor who began, in December of 2023, to manage the photo session services on our behalf for a fee of approximately 200,000 JPY per month. It's important to clarify that the photo session services offered under the name 'Primavera Photo Sessions' are not operated as a separate legal entity from Photozou Koukoku. Rather, 'Primavera Photo Sessions' is the branding used by Photozou Koukoku to deliver these services.

Previously, the Company had engaged Blossom Report Co., Ltd., to provide assistance with contacting and interviewing prospective models, but this arrangement was terminated around August of 2023.

Customers pay an all-inclusive fee directly to Photozou Koukoku, who in turn pays any associated costs or other expenses, including the amounts paid to the models.

Promotional activity

We believe there to be a clear synergy between the operations of Photozou Koukoku and https://photozou.jp/, as https://photozou.jp/ is a website where users can upload and share pictures taken with their cameras. It is our belief that many individuals who are sharing, browsing, and evaluating photographs online will have an interest in purchasing cameras for personal use and potentially to upload more photos on the website.

Affiliate Program

Periodically, the company may enter into agreements with unrelated third parties to serve as affiliates. Under such agreements, the affiliate would be granted authorization to establish a sub-page linked to https://photozou.jp/ for promotional endeavors. In return, affiliates would commit to sharing a portion of the revenue generated from such web pages with the company. The precise terms and revenue shares would be determined on a case-by-case basis.

Concentrations

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2023, 100% of the inventory of cameras were purchased from one supplier, “eSakura Market”. For the year ended November 30, 2023, 100% of the purchases of inventory of cameras was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to buy and sell used cameras on behalf of the Company.

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

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2023, 92% and 8% of the revenue from the sale of cameras was generated through Amazon USA and Yahoo Japan, respectively.

For the year ended November 30, 2022, 100% of the revenue from the sale of cameras was generated through Amazon USA.

For the year ended November 30, 2023 and November 30, 2022, 100% of the revenue from the sale of cameras was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2023and November 30, 2022, no customer accounted for 10% or more of service revenue.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Pink® Open Market, “OTC Pink”, operated by OTC Markets Group (“OTCM”). There is currently a limited trading market in the shares of our common stock. Typically, our common stock experiences minimal trading volume, if any, on a daily basis. This limited activity can result in significant fluctuations in the share price of our common stock.

Set forth below are the range of high and low bid closing bid prices for the periods indicated as reported by the OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
February 29, 2024	$10.00	$10.00
November 30, 2023	$10.00	$5.00
August 31, 2023	$5.00	$3.99
May 31, 2023	$4.50	$1.32
February 28, 2023	$4.50	$0.5606
November 30, 2022	$2.48	$0.20
August 31, 2022	$0.20	$0.20
May 31, 2022	$0.20	$0.20
February 28, 2022	$0.20	$0.20

Holders

As of November 30, 2023, and March 8, 2024, there were 125 shareholders of record of our common stock and 8,000,000 shares of common stock issued and outstanding.

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

None.

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

Liquidity and Capital Resources

As of November 30, 2023, and 2022, we had cash and cash equivalents in the amount of $11,562 and $19,104, respectively. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any substantive period of time. We have been utilizing and may continue to utilize funds from Photozou Co., Ltd., and White Knight Co., Ltd owned and managed by Koichi Ishizuka, our CEO. Photozou Holdings., Inc, and Koichi Ishizuka, and affiliated entities of Koichi Ishizuka, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the years ended November 30, 2023, the Company borrowed $105,987 from Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, $101,340 of which was comprised of expenses paid on behalf of the Company by the related party, and the remaining $4,647 was comprised of cash borrowing received by the Company directly through its bank account from the related party. During the years ended November 30, 2023, the Company furnished repayments in an amount of $7,410 to Photozou Co., Ltd.

For the years ended November 30, 2023, the Company borrowed $71,492 from White Knight Co., Ltd. a company controlled by Koichi Ishizuka, CEO, all of which was comprised of cash borrowing received by the Company directly through its bank account from the related party. For the years ended November 30, 2023, the Company had $167 of accrued interest payable due to the related party. The payable due to White Knight Co., Ltd. is unsecured, bears an annual interest rate of 0.8%, and is due on July 31, 2024.

Revenues

For the years ended November 30, 2023, and 2022, we generated revenues in the amount of $57,436 and $139,974, respectively, from the sale of used cameras, and $16,465 and $46,017, respectively, primarily from photo sessions and advertising services related to the company’s websites. It is the company’s belief that the decreased revenue for the fiscal year ended November 30, 2023, when compared to the fiscal year ended November 30, 2022, was the result of decreased demand for used cameras during the November 30, 2023 fiscal year.

For the years ended November 30, 2023 and 2022, used camera revenue generated from the US market is 92.1% and 100% of used camera revenue, respectively. For the years ended November 30, 2023 and 2022, used camera revenue generated from the Japan market is 7.9% and 0% of used camera revenue, respectively.

Net Loss

We recorded a net loss of $263,837 and $155,286 for the years ended November 30, 2023 and 2022, respectively. The greater net loss for the year ended November 30, 2023, as opposed to the year ended November 30, 2022, was attributed to the increase in expenses and the decrease in revenue during the November 30, 2023 fiscal year.

We believe that we realized a net loss for the years ended November 30, 2023, and November 30, 2022, because our, and our subsidiary’s, collective operating expenses outweighed our gross profits.

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

Cash flow

For the years ended November 30, 2023, and 2022, we had negative cash flows from operating activities in the amount of $141,999 and $3,323, respectively. We believe the variance between periods to be attributable to a significantly larger net loss incurred during the fiscal year ended November 30, 2023.

For the years ended November 30, 2023, and 2022, we had cash flows from financing activities in the amount of $133,369 and negative $37,900, respectively. We believe the variance between periods to be attributable to significantly greater proceeds from a related party during the fiscal year ended November 30, 2023.

Working capital

As of November 30, 2023, and 2022, we had a working deficit of $716,702 and $563,519, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)	F2

Report of Independent Registered Public Accounting Firm (PCAOB ID 206)	F3

Consolidated Balance Sheets	F4

Consolidated Statements of Operations and Comprehensive Loss	F5

Consolidated Statements of Changes in Stockholders’ Deficit	F6

Consolidated Statements of Cash Flows	F7

Notes to Consolidated Financial Statements	F8-F9

- F1 -

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Photozou Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Photozou Holdings, Inc. (the "Company") as of November 30, 2023, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2023

Lakewood, CO

March 8, 2024

- F2 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Photozou Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Photozou Holdings, Inc. and its subsidiary (collectively, the “Company”) as of November 30, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor from 2017 through 2023.

Houston, Texas

March 17, 2023

- F3 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2023	November 30, 2022

ASSETS
Current Assets
Cash and cash equivalents	$11,562	$19,104
Accounts receivable	4,594	7,981
Prepaid and other current assets	1,709	2,657
Sales tax recoverable	14,771	10,978
Inventories, net	68,466	58,780

TOTAL CURRENT ASSETS	101,102	99,500

NON-CURRENT ASSETS
Website and software, net	55,311	5,401
Advance payments	-	25,084

TOTAL ASSETS	156,413	129,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$13,419	$823
Due to related party	794,757	651,999
Long-term loan payable, current portion	9,628	10,197

TOTAL CURRENT LIABILITIES	817,804	663,019

NON-CURRENT LIABILITIES
Long-term loan payable, non-current portion	6,419	16,994

TOTAL LIABILITIES	824,223	680,013

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of November 30, 2023 and November 30, 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized; 8,000,000 shares issued and outstanding as of November 30, 2023 and November 30, 2022)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(938,784)	(674,947)
Accumulated other comprehensive income	220,144	74,089

TOTAL STOCKHOLDERS’ DEFICIT	(667,810)	(550,028)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$156,413	$129,985

The accompanying notes are an integral part of these consolidated financial statements.

- F4 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	November 30, 2023	November 30, 2022

REVENUES
Revenue from cameras sold	$57,436	$139,974
Service revenue	16,465	46,017

TOTAL REVENUES	73,901	185,991

COST OF REVENUES
Cost of revenue from cameras sold	41,992	109,301
Cost of service revenue	37,354	41,337

TOTAL COST OF REVENUES	79,346	150,638

GROSS (LOSS) PROFIT	(5,445)	35,353

OPERATING EXPENSES
General and administrative expenses	$259,504	$199,022

TOTAL OPERATING EXPENSES	$259,504	$199,022

OTHER INCOME	$1,454	$8,544

OTHER EXPENSES	342	161

NET LOSS BEFORE TAXES	$(263,837)	$(155,286)

NET LOSS	$(263,837)	$(155,286)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$146,055	$61,514

TOTAL COMPREHENSIVE LOSS	$(117,782)	$(93,772)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

- F5 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	(LOSS) INCOME	DEFICIT	TOTALS

Balance November 30, 2021	8,000,000	$800	$50,030	12,575	(519,661)	(456,256)
Net loss	-	-	-	-	(155,286)	(155,286)
Foreign currency translation	-	-	-	61,514	-	61,514

Balance November 30, 2022	8,000,000	800	50,030	74,089	(674,947)	(550,028)
Net loss	-	-	-	-	(263,837)	(263,837)
Foreign currency translation	-	-	-	146,055	-	146,055

Balance November 30, 2023	8,000,000	800	50,030	220,144	(938,784)	(667,810)

The accompanying notes are an integral part of these consolidated financial statements.

- F6 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	November 30, 2023	November 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(263,837)	$(155,286)
Adjustments to reconcile net loss to net cash:
Amortization expenses	9,397	1,542
Allowance for inventory obsolescence	-	11,900
Impairment loss on advance payments	24,904	-
Changes in operating assets and liabilities:
Accounts receivable	3,093	7,886
Inventories, net	(13,628)	11,861
Prepaid and other current assets	862	(1,168)
Sales tax recoverable	(4,631)	10,825
Accrued expenses	101,674	110,967
Due to related party	167	-
Deferred revenue	-	(1,850)
Net cash used in operating activities	(141,999)	(3,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$151,205	$23,129
Repayments of due to related party	(7,410)	(50,112)
Repayments of long-term loan	(10,426)	(10,917)
Net cash provided by (used in) by financing activities	133,369	(37,900)

Net effect of exchange rate changes on cash	$1,088	$(7,985)

Net Change in Cash and Cash equivalents	$(7,542)	$(49,208)
Cash and cash equivalents - beginning of year	19,104	68,312
Cash and cash equivalents - end of year	11,562	19,104

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$101,340	$138,465
Software acquired with accounts payable	$11,439	$-
Deemed contribution related to website transferred from related party under common control	48,902	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$175	$161
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

- F7 -

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023 AND 2022

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

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. If there is a claim for a defect of product after within four days after arrival of goods, the Company shall accept a goods return. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. As of November 30, 2023, the Company expects to collect these balances completely and therefore has not created any allowance for it.

As of November 30, 2023 and 2022, the Company had account receivable in the amount of $4,594 and $7,981, respectively.

SALES TAX RECOVERABLE

As of November 30, 2023 and 2022, the Company had sales tax recoverable in the amount of $14,771 and $10,978, respectively. The sales tax recoverable was related to sales tax paid by Photozou Koukoku for inventories and expenses incurred during the period which was recoverable from the government.

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

As of November 30, 2023 and 2022, the Company held inventory comprised solely of used cameras in the amount of $68,466 and $58,780, respectively. The aforementioned amounts were presented net of allowance for inventory obsolescence as of November 30, 2023 and 2022 totaling $7,089 and $11,900, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended November 30, 2023 and 2022, the Company did not record any impairment charges on long-lived assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	November 30, 2023	November 30, 2022
Current JPY: US$1 exchange rate	147.07	138.87
Average JPY: US$1 exchange rate	139.88	129.71

- F8 -

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

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. There was no deferred revenue as of November 30, 2023 or November 30, 2022.

Disaggregated revenue by nature of the Company is as follows:

	For the year	Percentage of	For the year	Percentage of
	ended	total revenues	ended	total revenues
	November 30, 2023		November 30, 2022
Revenue from cameras sold	$57,436	77.72%	139,974	75.26%
Service revenue	16,465	22.28%	46,017	24.74%
Total	73,901	100%	185,991	100%

Disaggregated revenue by geographic of the Company is as follows:

	For the year	Percentage of	For the year	Percentage of
	ended	total revenues	ended	total revenues
	November 30, 2023		November 30, 2022
Revenue from US	$52,888	71.57%	139,974	75.26%
Revenue from Japan	21,013	28.43%	46,017	24.74%
Total	73,901	100%	185,991	100%

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2023 and 2022.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the year ended November 30, 2023, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, our CEO, advanced to the Company $4,647 and paid expenses on behalf of the Company in the amount of $101,340. For the year ended November 30, 2023, the Company repaid $7,410 to Photozou Co., Ltd. During the year ended November 30, 2023, Photozou Co., Ltd. transferred accounts receivable and, a website, in the amount of $97 and nil (JPY 1), respectively, to the Company. The total due to related party as of November 30, 2023 was $726,603 and are unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2023, the Company borrowed $71,492 from White Knight Co., Ltd a company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. For the year ended November 30, 2023, the Company had $167 accrued interest payable due to the related party. The total due to White Knight Co. as of November 30, 2023 and November 30, 2022 were $68,154 and $0, respectively. The payable due to White Knight Co., Ltd. is unsecured, bears an annual interest rate of 0.8%, and is due on July 31, 2024.

For the year ended November 30, 2022, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, our CEO, advanced to the Company $23,129 and paid expenses on behalf of the Company in the amount of $138,465. For the year ended November 30, 2022, the Company repaid $50,112 to Photozou Co., Ltd. The total due to related party as of November 30, 2022 was $651,999 and is unsecured, due on demand and non-interest bearing.

For the years ended November 30, 2023, and 2022, the Company utilized office space and storage space of the Company’s sole officer, Koichi Ishizuka, free of charge.

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during November 30, 2023, and 2022.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of November 30, 2023 and 2022.

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

Photozou Koukoku’s operation during the year ended November 30, 2023 has resulted a net taxable loss, as such Photozou Koukoku was not subject to income tax for the year ended November 30, 2023. The effective income tax rate of Photozou Koukoku is 0%.

Photozou Holdings, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the years ended November 30, 2023 and 2022, Photozou Holdings, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability.

The Company has not recognized any income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. Deferred tax assets arise from net operating loss carried forward of $948,748 are fully allowed as the Company considers its realization not to be more likely than not. The net operating loss carry forward will start to expire in the year 2028. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

	November 30,
	2023	2022
Deferred tax asset, generated from net operating loss at statutory rates	$197,145	$141,873
Valuation allowance	(197,145)	(141,873)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 7 - CONCENTRATION

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2023, 100% of the inventories of cameras were purchased from one supplier, specifically eSakura Market. For the year ended November 30, 2023, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

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

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2023, 92% and 8% of the revenue from the sale of cameras was generated through Amazon USA and Yahoo Japan, respectively. For the year ended November 30, 2023, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2022, 100% of the revenue from the sale of cameras was generated through Amazon USA. For the year ended November 30, 2022, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2023 and November 30, 2022, no customer accounted for 10% or more of service revenue.

NOTE 8 - COMMITMENTS

On May 1, 2017, the Company entered into an agreement with Mr. Takahara Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY 450,000 ($3,060) a month. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run for another three months automatically.

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

For the year ended November 30, 2023, the Company repaid $9,628 to JFC. As of November 30, 2023, the Company had the current portion of $9,628 and non-current portion of $6,419.

The future principal payments for the Company’s long-term loan as of November 30, 2023, are as follows:

Year Ending November 30,
2024	9,628
2025	6,419
2026	-
Thereafter	-
Total	16,047

NOTE 10 - SUBSEQUENT EVENTS

From December 1, 2023 through the current date, the Company borrowed $100,643 from White Knight Co., Ltd., a Company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. The borrowing is unsecured, bears an annual interest rate of 0.8%, and due on demand.

- F9 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 11, 2024, Photozou Holdings Inc. (the “Company”) dismissed its independent registered public accounting firm, MaloneBailey, LLP (“MB”) effective immediately. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

The report of MB on the Company’s consolidated financial statements for fiscal years ended November 30, 2022 and 2021 included in the Company’s annual report on Form 10-K for the year ended November 30, 2022, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle, except that such report expressed substantial doubt regarding the Company’s ability to continue as a going concern.

During the fiscal years ended November 30, 2022 and 2021, and the subsequent interim period through January 11, 2024, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and MB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which would have caused it to make reference to the subject matter of such a disagreement in connection with its audit reports on the Company’s financial statements for such years, or (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

On December 1, 2023, the Company engaged BF Borgers CPA PC (“BFB”) as its new independent registered public accountant for the fiscal year ending November 30, 2023. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

During the fiscal years ended November 30, 2022 and 2021 and through November 30, 2023, neither the Company nor anyone on its behalf consulted with BFB regarding (1) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that BFB concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K)

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, consisting of our sole officer and director, Koichi Ishizuka, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our sole officer and director concluded that the disclosure controls and procedures are ineffective.

Our sole officer and director, Koichi Ishizuka, who serves as our Chief Executive Officer, and Chief Financial Officer, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of November 30, 2023, the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, consisting solely of Koichi Ishizuka, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based on the assessment, management concluded that, as of November 30, 2023, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, consisting solely of Koichi Ishizuka, our Chief Executive Officer, and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

Our Chief Executive Officer and Chief Financial Officer, Koichi Ishizuka, believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our Chief Executive Officer recognizes that our controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal year ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 53 - Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

Mr. Koichi Ishizuka’s academic journey includes earning his MBA from the University of Aoyama Gakuin in 2004 and completing the Advanced Management Program at Harvard School of Business in 2011. Stepping into the professional arena, he commenced as the head of marketing at Thomson Reuters, a prominent mass media and information firm. His career trajectory led him to pivotal roles, serving as CEO for Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings, Ltd. in 2009.

Presently, Mr. Ishizuka holds the position of Chief Executive Officer across a spectrum of companies, including OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Off Line International, Inc., and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd. since 2016, Photozou Holdings, Inc. since 2017, Photozou Koukoku Co., Ltd. since 2017, Zentrum Holdings, Inc. (formerly known as Off Line International, Inc.) since 2019, and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020, Koichi Ishizuka assumed the roles of Chief Financial Officer and Director of Next Meats Holdings, Inc., followed by his appointment as Chief Executive Officer on December 28, 2021. He continues to hold these positions to this day, and additionally maintains a controlling interest in Next Meats Holdings, Inc. Additionally, he serves as the Chief Financial Officer of Next Meats Co., Ltd., a Japanese alternative meat company and wholly owned subsidiary of Next Meats Holdings, Inc.

Since its inception on April 14, 2021, Koichi Ishizuka has served as CEO of WB Burgers Japan Co., Ltd., a Japanese company. On May 7, 2021, Mr. Koichi Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. WB Burgers Japan Co., Ltd. is a wholly owned subsidiary of WB Burgers Asia, Inc. WB Burgers Japan Co., Ltd. holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan. On July 23, 2021, Mr. Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director of Dr. Foods, Inc. (formerly known as Catapult Solutions, Inc.). Koichi Ishizuka has a controlling interest in Dr. Foods, Inc. On March 21, 2022, Mr. Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of WeCapital Holdings, Inc., (formerly known as Perfect Solutions Group, Inc.).

Given Mr. Ishizuka’s extensive business acumen and long standing entrepreneurial background, the company firmly believes that Koichi Ishizuka is well-suited to continue to serve as our sole officer and director.

As of the date of this filing, there has been no material plan, contract, or arrangement (whether or not written) to which our sole officer and director, Koichi Ishizuka, is a party in connection with his appointments at WB Burgers Asia, Inc.

Employees

As of November 30, 2023, our company had no employees beyond our sole officer and director, Koichi Ishizuka. Mr. Ishizuka currently provides his services without compensation, and there are no plans for the company to provide compensation to him in the foreseeable future.

Director’s Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors. Presently, we have only a single officer and director, Koichi Ishizuka.

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

In lieu of an Audit Committee, the Company’s Board of Directors, consisting solely of Koichi Ishizuka, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. Our sole officer and director reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole officer and director, Koichi Ishizuka, is of the opinion that establishing committees is unnecessary at this time. He believes he can effectively fulfill the functions typically assigned to such committees until our operational activity increases and funding becomes available for hiring additional staff.

Our Chief Executive Officer recognizes, however, that our controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue as mentioned above on page 7.

Audit Committee Financial Expert

Our Board, consisting solely of Koichi Ishizuka, has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our sole officer and director, Koichi Ishizuka, is capable of analyzing and evaluating our financial statements, given our limited activity, and understanding internal controls as well as procedures for financial reporting. Our sole officer and director, Koichi Ishizuka, does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Our Chief Executive Officer acknowledges the potential for substantial improvement in our controls and procedures with the inclusion of an additional audit committee member, preferably a financial expert, or other qualified staff member who could improve upon our controls and procedures. However, it's important to note that the company currently lacks the necessary funding to hire additional staff.

Involvement in Certain Legal Proceedings

Our sole officer and director, Koichi Ishizuka, has not been involved in any of the following events during the past ten years:

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

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors, consisting solely of Koichi Ishizuka, evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors, consisting solely of Koichi Ishizuka, believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our sole officer and director, Koichi Ishizuka, at the address appearing on the first page of this Annual Report.

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of November 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2022	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our sole officer and director, Koichi Ishizuka, since our incorporation.

Employment Agreements

We do not have an employment or consulting agreements with any officer or Director. At this time, we have only one officer and director, Koichi Ishizuka.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors, consisting solely of Koichi Ishizuka, does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Koichi Ishizuka, determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors, consisting solely of Koichi Ishizuka, may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of November 30, 2023, the Company has 8,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

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

(3) Rei Ishizuka is the wife of Koichi Ishizuka.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended November 30, 2023, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, our CEO, advanced to the Company $4,647 and paid expenses on behalf of the Company in the amount of $101,340. For the year ended November 30, 2023, the Company repaid $7,410 to Photozou Co., Ltd. During the year ended November 30, 2023, Photozou Co., Ltd. transferred accounts receivable, and a website, in the amount of $97 and nil (JPY 1), respectively, to the Company. The total due to related party as of November 30, 2023 was $726,603 and are unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2023, the Company borrowed $71,492 from White Knight Co., Ltd a company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. For the year ended November 30, 2023, the Company had $167 accrued interest payable due to the related party. The total due to White Knight Co. as of November 30, 2023 and November 30, 2022 were $68,154 and $0, respectively. The payable due to White Knight Co., Ltd. is unsecured, bears an annual interest rate of 0.8%, and is due on July 31, 2024.

For the year ended November 30, 2022, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, our CEO, advanced to the Company $23,129 and paid expenses on behalf of the Company in the amount of $138,465. For the year ended November 30, 2022, the Company repaid $50,112 to Photozou Co., Ltd. The total due to related party as of November 30, 2022 was $651,999 and is unsecured, due on demand and non-interest bearing.

For the years ended November 30, 2023, and 2022, the Company utilized office space and storage space of the Company’s sole officer and director, Koichi Ishizuka, free of charge.

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

		2023	2022
Audit fees	BF Borgers CPA PC	$4,400	-
Audit related fees	BF Borgers CPA PC	-	-
Tax fees	BF Borgers CPA PC	-	-
Audit fees	MaloneBailey, LLP	$67,090	$79,166
Audit related fees	MaloneBailey, LLP	-	-
Tax fees	MaloneBailey, LLP	$2,575	$5,000
All other fees		-	-

Total		$74,065	$84,166

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document.

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended November 30, 2023 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form POS AM as filed with the SEC on June 9, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 19, 2017, and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 8, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 8, 2024