Form 10-Q
period 2024-02-29
Photozou Holdings, Inc.
filed 2024-04-04
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2024

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

As of April 4, 2024, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

-F1-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 29, 2024	November 30, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,156	$11,562
Accounts receivable	15,565	4,594
Prepaid and other current assets	810	1,709
Sales tax recoverable	17,575	14,771
Inventories, net	58,578	68,466

TOTAL CURRENT ASSETS	119,684	101,102

NON-CURRENT ASSETS
Software, net	48,111	55,311
Advance payments	-	-

TOTAL ASSETS	$167,795	$156,413

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$21,518	$13,419
Due to related parties	934,891	794,757
Long-term loan payable, current portion	9,398	9,628

TOTAL CURRENT LIABILITIES	965,807	817,804

Long-term loan payable, non-current portion	3,916	6,419

TOTAL LIABILITIES	969,723	824,223

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of February 29, 2024 and November 30, 2023)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized; 8,000,000 shares issued and outstanding as of February 29, 2024 and November 30, 2023)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(1,085,129)	(938,784)
Accumulated other comprehensive income	232,371	220,144

TOTAL STOCKHOLDERS’ DEFICIT	(801,928)	(667,810)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$167,795	$156,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	February 29, 2024	February 28, 2023

REVENUES
Revenue from cameras sold	$20,790	$16,254
Service revenue	16,641	6,478

TOTAL REVENUES	37,431	22,732

COST OF REVENUES
Cost of revenue from cameras sold	17,258	12,420
Cost of service revenue	14,632	8,459

TOTAL COST OF REVENUES	31,890	20,879

GROSS PROFIT	5,541	1,853

OPERATING EXPENSES
General and administrative expenses	$151,836	$45,648

TOTAL OPERATING EXPENSES	$151,836	$45,648

OTHER INCOME	$138	$367

OTHER EXPENSES	$188	$31

NET LOSS	$(146,345)	$(43,459)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	$12,227	$(5,525)

TOTAL COMPREHENSIVE LOSS	$(134,118)	$(48,984)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			ADDITIONAL	ACCUMULATED OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance November 30, 2022	8,000,000	$800	$50,030	$74,089	$(674,947)	$(550,028)
Net loss	-	-	-	-	(43,459)	(43,459)
Foreign currency translation	-	-	-	(5,525)	-	(5,525)

Balance February 28, 2023	8,000,000	800	50,030	68,564	(718,406)	(599,012)

Balance November 30, 2023	8,000,000	$800	$50,030	$220,144	$(938,784)	$(667,810)
Net loss	-	-	-	-	(146,345)	(146,345)
Foreign currency translation	-	-	-	12,227	-	12,227

Balance February 29, 2024	8,000,000	800	50,030	232,371	(1,085,129)	(801,928)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	February 29, 2024	February 28, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(146,345)	$(43,459)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	6,039	376
Changes in operating assets and liabilities:
Accounts receivable	(11,383)	2,800
Prepaid and other current assets	890	402
Inventories, net	8,478	10,214
Sales tax recoverable	(3,244)	(1,769)
Accrued expenses	8,490	31,871
Due to related party	136	-
Net cash provided by operating activities	(136,939)	435

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	155,793	-
Repayments of long-term loan	(2,413)	(2,665)
Net cash used in financing activities	153,380	(2,665)

Net effect of exchange rate changes on cash	$(847)	$412

Net change in cash and cash equivalents	$15,594	$(1,818)
Cash and cash equivalents - beginning of period	11,562	19,104
Cash and cash equivalents - end of period	27,156	17,286

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$-	$30,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$52	$31
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine months period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended November 30, 2023, included in our Form 10-K.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	February 29, 2024	February 28, 2023
Current JPY: US$1 exchange rate	150.67	136.33
Average JPY: US$1 exchange rate	146.67	132.85

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

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. There was no deferred revenue as of February 29, 2024 or November 30, 2022.

Disaggregated revenue by nature of the Company is as follows:

	For the three months	Percentage of	For the three months	Percentage of
	ended	total revenues	ended	total revenues
	February 29, 2024		February 28, 2023
Revenue from cameras sold	$20,790	55.54%	16,254	71.5%
Service revenue	16,641	44.46%	6,478	28.5%
Total	37,431	100%	22,732	100%

Disaggregated revenue by geographic of the Company is as follows:

	For the three months	Percentage	For the three months	Percentage of
	ended	of total revenues	ended	total revenues
	February 29, 2024		February 28, 2023
Revenue from US	$20,790	55.54%	15,351	67.5%
Revenue from Japan	16,461	44.46%	7,381	32.5%
Total	37,431	100%	22,732	100%

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the three months ended February 29, 2024, the Company borrowed $155,792 from White Knight Co., Ltd a company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. For the three months ended February 29, 2024, the Company had $136 accrued interest payable due to the related party. The total due to White Knight Co. as of February 29, 2024 and February 28, 2023 were $151,798 and $0, respectively. The payable due to White Knight Co., Ltd. is unsecured, bears an annual interest rate of 0.8%, and is due on July 31, 2024.

For the three months ended February 28, 2023, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, paid expense on behalf of the Company in an amount of $30,128. The total due to Photozou Co., Ltd., as of February 29, 2024 and February 28, 2023 were $0 and $689,885, respectively, and are unsecured, due on demand and non-interest bearing.

For the three months ended February 29, 2024 and February 28, 2023, the Company utilized office space and storage space of the Company’s sole officer, Koichi Ishizuka, free of charge.

NOTE 5 - SHAREHOLDERs’ DEFICIT

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the three months ended February 29, 2024 and February 28, 2023.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of February 29, 2024 and November 30, 2023.

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

NOTE 6 - CONCENTRATION

Concentration of Purchases

Purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the three months ended February 29, 2024 and February 28, 2023, 100% of inventories of cameras was purchased from one supplier whose name was e-Sakura Market.

For the three months ended February 29, 2024 and February 28, 2023, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Gross Revenues from customers accounting for 10% or more of total revenues are as follows:

For the three months ended February 29, 2024, 100% of the revenue from the sale of cameras was generated through Amazon USA. For the three months ended February 28, 2023, 94% of the revenue from the sale of cameras was generated through Amazon USA. For the three months ended February 29, 2024 and February 28, 2023, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the three months ended February 29, 2024, 68% of the service revenue was generated from ROCK STAR Co., Ltd.,

For the three months ended February 28, 2023, no customer accounted for 10% or more of service revenue.

NOTE 7 - COMMITMENTS

On May 1, 2017, the Company entered into an agreement with Mr. Takahara Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY 450,000 (approximately $3,068) a month. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run another three months automatically.

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

For the three months ended February 29, 2024, the Company repaid $2,413 to JFC. As of February 29, 2024, the Company had the current portion of $9,398 and non-current portion of $3,916.

NOTE 9 - SUBSEQUENT EVENTS

From March 1, 2024 through the current date, the Company borrowed $13,257 from White Knight Co., Ltd., a Company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. The borrowing is unsecured, bears an annual interest rate of 0.8%, and due on demand.

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

Liquidity and Capital Resources

Our cash balance is $27,156 as of February 29, 2024. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Total Assets

We recorded total assets of $167,795 and $156,413 as of February 29, 2024 and November 30, 2023, respectively. The variance between periods is primarily attributable to larger cash and cash equivalents as of February 29, 2024.

Revenue

We recorded total revenue of $37,431 and $22,732 for the three months ended February 29, 2024 and February 28, 2023, respectively. The variance between periods is primarily attributable to greater revenue from photo session services, and also increased revenue from cameras sold for the three months ended February 29, 2024.

Net Loss

We recorded a net loss of $146,345 and $43,459 for the three months ended February 29, 2024 and February 28, 2023, respectively. The increase in net loss is attributed to the increase in operating expenses.

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

As of February 29, 2024, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended February 29, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not conducted any recent sales of securities within the past three fiscal years.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended February 29, 2024. (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the Company's Registration Statement on Form POS AM as filed with the SEC on June 9, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 19, 2017, and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: April 4, 2024

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: April 4, 2024