Form 10-Q
period 2024-05-31
Photozou Holdings, Inc.
filed 2024-07-12
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2024

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

As of July 12, 2024, there were 8,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

-F1-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2024	November 30, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,009	$11,562
Accounts receivable	25,187	4,594
Prepaid and other current assets	1,018	1,709
Sales tax recoverable	2,033	14,771
Inventories, net	43,602	68,466

TOTAL CURRENT ASSETS	84,849	101,102

NON-CURRENT ASSETS
Software, net	40,596	55,311

TOTAL ASSETS	$125,445	$156,413

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued expenses	$15,281	$13,419
Due to related parties	955,701	794,757
Long-term loan payable, current portion	9,034	9,628

TOTAL CURRENT LIABILITIES	980,016	817,804

Long-term loan payable, non-current portion	1,506	6,419

TOTAL LIABILITIES	981,522	824,223

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of May 31, 2024 and November 30, 2023)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized; 8,000,000 shares issued and outstanding as of May 31, 2024 and November 30, 2023)	800	800
Additional paid in capital	50,030	50,030
Accumulated deficit	(1,157,992)	(938,784)
Accumulated other comprehensive income	251,085	220,144

TOTAL STOCKHOLDERS’ DEFICIT	(856,077)	(667,810)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$125,445	$156,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023

REVENUES
Revenue from cameras sold	$15,524	$16,475	$36,314	$32,729
Service revenue	30,335	3,339	46,976	9,817

TOTAL REVENUES	45,859	19,814	83,290	42,546

COST OF REVENUES

Cost of revenue from cameras sold	12,892	11,492	30,150	23,912
Cost of service revenue	14,921	6,800	29,553	15,259

TOTAL COST OF REVENUES	27,813	18,292	59,703	39,171

GROSS PROFIT	18,046	1,522	23,587	3,375

OPERATING EXPENSES
General and administrative expenses	$91,105	$70,764	$242,941	$116,413

TOTAL OPERATING EXPENSES	$91,105	$70,764	$242,941	$116,413

OTHER INCOME	$201	$201	$507	$568

OTHER EXPENSES	$29	$29	$361	$60

NET LOSS	$(72,863)	$(69,071)	$(219,208)	$(112,530)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$18,714	$9,237	$30,942	$3,712

TOTAL COMPREHENSIVE LOSS	$(54,149)	$(59,834)	$(188,266)	$(108,818)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance November 30, 2022	8,000,000	$800	$50,030	$74,089	$(674,947)	$(550,028)

Net loss	-	-	-	-	(43,459)	(43,459)
Foreign currency translation	-	-	-	(5,525)	-	(5,525)

Balance February 28, 2023	8,000,000	800	50,030	68,564	(718,406)	(599,012)

Net loss	-	-	-	-	(69,071)	(69,071)
Foreign currency translation	-	-	-	9,237	-	9,237

Balance May 31, 2023	8,000,000	$800	$50,030	$77,801	$(787,477)	$(658,846)

Balance November 30, 2023	8,000,000	$800	$50,030	$220,144	$(938,784)	$(667,810)

Net Loss	-	-	-	-	(146,345)	(146,345)
Foreign currency translation	-	-	-	12,227	-	12,227

Balance February 29, 2024	8,000,000	800	50,030	232,371	(1,085,129)	(801,928)

Net loss	-	-	-	-	(72,863)	(72,863)
Foreign currency translation	-	-	-	18,714	-	18,714

Balance May 31, 2024	8,000,000	$800	$50,030	$251,085	$(1,157,992)	$(856,077)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	May 31, 2024	May 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(219,208)	$(112,530)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	11,809	747
Changes in operating assets and liabilities:
Accounts receivable	(21,812)	4,470
Prepaid and other current assets	634	399
Sales tax recoverable	12,356	8,660
Inventories, net	21,566	18,348
Accrued expenses	2,655	84,861
Due to related party	267	-
Net cash provided by operating activities	(191,733)	4,955

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$198,978	$1,867
Repayment of due to related party	-	(7,219)
Repayments of long-term loan	(4,774)	(5,309)
Net cash used in financing activities	194,204	(10,661)

Net effect of exchange rate changes on cash	$(1,024)	$(4,135)

Net change in cash and cash equivalents	$1,477	$(9,841)
Cash and cash equivalents – beginning of period	11,562	19,104
Cash and cash equivalents – end of period	13,009	9,263

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$-	$84,977

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$94	$60
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2024

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	May 31, 2024	May 31, 2023
Current JPY: US$1 exchange rate	156.74	139.77
Average JPY: US$1 exchange rate	150.01	133.88

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

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. There was no deferred revenue as of May 31, 2024 or November 30, 2023.

Disaggregated revenue by nature of the Company is as follows:

	For the six months	Percentage of	For the six months	Percentage of
	ended	total revenues	ended	total revenues
	May 31, 2024		May 31, 2023
Revenue from cameras sold	$36,314	43.6%	32,729	76.9%
Service revenue	46,976	56.4%	9,817	23.1%
Total	83,290	100%	42,546	100%

Disaggregated revenue by geographic of the Company is as follows:

	For the six months	Percentage	For the six months	Percentage of
	ended	of total revenues	ended	total revenues
	May 31, 2024		May 31, 2023
Revenue from US	$36,314	43.6%	27,978	65.8%
Revenue from Japan	46,976	56.4%	14,568	34.2%
Total	83,290	100%	42,546	100%

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the six months ended May 31, 2024, the Company borrowed $198,978 from White Knight Co., Ltd a company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. For the six months ended May 31, 2024, the Company had $266 accrued interest payable due to the related party. The total due to White Knight Co. as of May 31, 2024 and May 31, 2023 were $254,243 and $0, respectively. The payable due to White Knight Co., Ltd. is unsecured, bears an annual interest rate of 0.8%, and is due on July 31, 2024.

For the six months ended May 31, 2023, the Company borrowed $86,844 from Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, $84,977 of which was expense paid on behalf of the Company by the related party, and the remaining $1,867 was cash borrowing received by the Company directly through its bank account from the related party. During the six months ended May 31, 2023, the Company furnished repayments in an amount of $7,219 to Photozou Co., Ltd. The total due to Photozou Co., Ltd., as of May 31, 2024 and May 31, 2023 were $701,459 and $728,644, respectively, and are unsecured, due on demand and non-interest bearing.

For the six months ended May 31, 2024 and May 31, 2023, the Company utilized office space and storage space of the Company’s sole officer, Koichi Ishizuka, free of charge.

NOTE 5 - SHAREHOLDERs’ DEFICIT

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the six months ended May 31, 2024 and May 31, 2023.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of May 31, 2024 and November 30, 2023.

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

Concentration of Purchases

Purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the six months ended May 31, 2024 and May 31, 2023, 100% of inventories of cameras was purchased from one supplier whose name was e-Sakura Market.

For the six months ended May 31, 2024 and May 31, 2023, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the six months ended May 31, 2024, 100% of the revenue from the sale of cameras was generated through Amazon USA.

For the six months ended May 31, 2023, 85% and 15% of the revenue from the sale of cameras was generated through Amazon USA and Yahoo Japan, respectively.

For the six months ended May 31, 2024 and May 31, 2023, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the six months ended May 31, 2024, 81% of the service revenue was generated from ROCK STAR Co., Ltd.,

For the six months ended May 31, 2023, no customer accounted for 10% or more of service revenue.

NOTE 7 - COMMITMENTS

On May 1, 2017, the Company entered into an agreement with Mr. Takaharu Ogami, whereas he is to act as an independent contractor to Photozou Koukoku. The services he is to provide include, but are not limited to, handling the operations of Photozou Koukoku's used camera retail business through purchasing, selling and delivery of cameras by Mr. Ogami. He is compensated JPY 450,000 (approximately $2,999) a month. Unless either party expresses, in writing, their intention to terminate the agreement then it shall run another three months automatically.

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

For the six months ended May 31, 2024, the Company repaid $4,774 to JFC. As of May 31, 2024, the Company had the current portion of $9,034 and non-current portion of $1,506.

NOTE 9 - SUBSEQUENT EVENTS

From June 1, 2024 through the current date, the Company borrowed $38,214 from White Knight Co., Ltd., a Company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. The borrowing is unsecured, bears an annual interest rate of 0.8%, and due on demand.

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

Liquidity and Capital Resources

Our cash balance is $13,009 as of May 31, 2024 and $11,562 as of November 30, 2023. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director, and/or White Knight Co., Ltd., an entity controlled by Koichi Ishizuka, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Total Assets

We recorded total assets of $125,445 and $156,413 as of May 31, 2024 and November 30, 2023, respectively. The difference between the periods is primarily due to the decrease in inventory at May 31, 2024.

Revenue

We recorded total revenue of $45,859 and $19,814 for the three months ended May 31, 2024 and May 31, 2023, respectively. The variance between periods is primarily attributable to greater service revenue sold for the three months ended May 31, 2024.

We recorded total revenue of $83,290 and $42,546 for the six months ended May 31, 2024 and May 31, 2023, respectively. The variance between periods is primarily attributable to greater service revenue sold for the six months ended May 31, 2024.

Net Loss

We recorded a net loss of $72,863 and $69,071 for the three months ended May 31, 2024 and May 31, 2023, respectively.

We recorded a net loss of $219,208 and $112,530 for the six months ended May 31, 2024 and May 31, 2023, respectively. The variance between periods is primarily attributable to greater operating expenses incurred during the six months ended May 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended May 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not conducted any recent sales of securities within the past three fiscal years.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2024. (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the Company's Registration Statement on Form POS AM as filed with the SEC on June 9, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 19, 2017, and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: July 12, 2024

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: July 12, 2024