Form 10-Q/A
period 2024-05-31
Photozou Holdings, Inc.
filed 2024-09-17
CIK 1627469

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

Explanatory Note: This amendment is being filed because the previous 10-Q report for the period ending May 31, 2024, was incorrectly signed by Koichi Ishizuka as Chief Financial Officer, when the Chief Financial Officer at that time was Yuko Takeuchi. Additionally, this report provides updated information pertaining to resignations and appointments that were omitted in the previously filed 10-Q as a result of a clerical error.

This amendment should be read as of the date originally filed, and does not include additional information or disclosure that may have occurred subsequent to the prior filing date.

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

For the six months ended May 31, 2024 and May 31, 2023, the Company utilized office space and storage space of the Company’s Chief Executive Officer, Koichi Ishizuka, free of charge.

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

On September 21, 2020 Photozou Co., Ltd our principal controlling shareholder, entered into a Stock Purchase Agreement with Koichi Ishizuka, our Chief Executive Officer and Director. Pursuant to the closing of the Agreement on September 21, 2020, Photozou Co., Ltd. transferred to Koichi Ishizuka 4,553,200 shares of our common stock, which represents approximately 56.9% of our issued and outstanding common stock, in consideration of JPY 6,657,917 (approximately $60,500). Following the closing of the share purchase transaction, Koichi Ishizuka owns approximately 66.7% interest in the issued and outstanding shares of our common stock. Photozou Co., Ltd. was and remains owned and controlled entirely by Koichi Ishizuka, we do not believe that this transaction is deemed to be a change in control of the Company.

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

On April 19, 2024, Mr. Koichi Ishizuka resigned as the Company’s Chief Financial Officer. The resignation of Mr. Ishizuka was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On April 19, 2024, Koichi Ishizuka, who made up our Board of Directors of Photozou Holdings, Inc., (the “Company”) took the following actions by unanimous written consent: Yuko Takeuchi is to be elected to serve as Chief Financial Officer and a Director of the Company; Mitsuru Ueno is to be elected to serve as a Director of the Company; Taketsugu Aoyama is to be elected to serve as an Independent Director of the Company, and as a member of the Audit Committee.

On April 19, 2024, Yuko Takeuchi, Mitsuru Ueno, and Taketsugu Aoyama accepted their appointments to their respective positions with the Company, as listed above.

Liquidity and Capital Resources

Our cash balance is $13,009 as of May 31, 2024 and $11,562 as of November 30, 2023. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our Chief Executive Officer and Director, and/or White Knight Co., Ltd., an entity controlled by Koichi Ishizuka, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer to allow for timely decisions regarding required disclosure.

As of May 31, 2024, we carried out an evaluation, under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a nominal number of individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer and our Chief Financial Officer in connection with the above evaluation.

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

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: September 16, 2024

By: /s/ Yuko Takeuchi

Name: Yuko Takeuchi

Chief Financial Officer

Dated: September 16, 2024