Form 10-Q
period 2024-08-31
Photozou Holdings, Inc.
filed 2024-11-13
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2024

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

As of November 13, 2024, there were 8,052,083 shares of common stock and no shares of preferred stock issued and outstanding.

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

-F1-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2024	November 30, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,183	$11,562
Accounts receivable	19,856	4,594
Prepaid and other current assets	173,146	1,709
Sales tax recoverable	3,704	14,771
Inventories, net	61,162	68,466

TOTAL CURRENT ASSETS	293,051	101,102

NON-CURRENT ASSETS
Software, net	38,375	55,311

TOTAL ASSETS	$331,426	$156,413

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Short-term loans payable	$276,243	$-
Accrued expenses	18,898	13,419
Due to related parties	734,028	794,757
Long-term loan payable, current portion	9,779	9,628

TOTAL CURRENT LIABILITIES	1,038,948	817,804

Long-term loan payable, non-current portion	-	6,419

TOTAL LIABILITIES	1,038,948	824,223

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of August 31, 2024 and November 30, 2023)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized; 8,000,000 shares issued and outstanding as of August 31, 2024 and November 30, 2023)	800	800
Additional paid in capital	119,474	50,030
Subscription receivables	173,611	-
Accumulated deficit	(1,202,639)	(938,784)
Accumulated other comprehensive income	201,232	220,144

TOTAL STOCKHOLDERS’ DEFICIT	(707,522)	(667,810)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$331,426	$156,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023

REVENUES
Revenue from cameras sold	$6,799	$9,237	$43,113	$41,966
Service revenue	48,646	2,600	95,622	12,417

TOTAL REVENUES	55,445	11,837	138,735	54,383

COST OF REVENUES

Cost of revenue from cameras sold	4,383	6,718	34,533	30,630
Cost of service revenue	8,507	7,859	38,060	23,118

TOTAL COST OF REVENUES	12,890	14,577	72,593	53,748

GROSS PROFIT	42,555	(2,740)	66,142	635

OPERATING EXPENSES
General and administrative expenses	$85,946	$66,490	$328,887	$182,903

TOTAL OPERATING EXPENSES	$85,946	$66,490	$328,887	$182,903

OTHER INCOME	$(172)	$174	$335	$742

OTHER EXPENSES	$1,084	$84	$1,445	$144

NET LOSS	$(44,647)	$(69,140)	$(263,855)	$(181,670)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$(49,853)	$16,901	$(18,912)	$20,613

TOTAL COMPREHENSIVE LOSS	$(94,500)	$(52,239)	$(282,767)	$(161,057)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,000,763	8,000,000	8,000,253	8,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

PHOTOZOU HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	SUBSCRIPTION	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	RECEIVABLES	INCOME	DEFICIT	TOTALS

Balance November 30, 2022	8,000,000	800	50,030	-	74,089	(674,947)	(550,828)

Net loss	-	-	-	-	-	(43,459)	(43,459)
Foreign currency translation	-	-	-	-	(5,525)	-	(5,525)

Balance February 28, 2023	8,000,000	800	50,030	-	68,564	(718,406)	(599,012)

Net loss	-	-	-	-	-	(69,071)	(69,071)
Foreign currency translation	-	-	-	-	9,237	-	9,237

Balance May 31, 2023	8,000,000	800	50,030	-	77,801	(787,477)	(658,846)

Net loss	-	-	-	-	-	(69,140)	(69,140)
Foreign currency translation	-	-	-	-	16,901	-	16,901
Deemed contribution related to website transferred from related party under common control	-	-	49,983	-	-	-	49,983
Balance Aug 31, 2023	8,000,000	800	100,013	-	94,702	(856,617)	(661,102)

Balance November 30, 2023	8,000,000	800	50,030	-	220,144	(938,784)	(667,810)

Net loss	-	-	-	-	-	(146,345)	(146,345)
Foreign currency translation	-	-	-	-	12,227	-	12,227

Balance February 29, 2024	8,000,000	800	50,030	-	232,371	(1,085,129)	(801,928)

Net loss	-	-	-	-	-	(72,863)	(72,863)
Foreign currency translation	-	-	-	-	18,714	-	18,714

Balance May 31, 2024	8,000,000	800	50,030	-	251,085	(1,157,992)	(856,077)

Common shares sold	52,083		69,444	173,611			243,055
Net loss	-	-	-	-	-	(44,647)	(44,647)
Foreign currency translation	-	-	-	-	(49,853)	-	(49,853)

Balance Aug 31, 2024	8,052,083	800	119,474	173,611	201,232	(1,202,639)	(707,522)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	August 31, 2024	August 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(263,855)	$(181,670)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	17,023	3,132
Changes in operating assets and liabilities:
Accounts receivable	(14,524)	3,294
Prepaid and other current assets	1,181	708
Sales tax recoverable	10,802	2,692
Inventories, net	8,011	861
Accrued expenses	4,884	110,296
Due to related party	1,328	27
Impairment loss on advance payments	-	25,455
Net cash provided by operating activities	(235,150)	(35,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$236,730	$48,594
Repayment of due to related party	(326,717)	(7,574)
Proceeds of Short-term loan	264,134
Cash received from the sale of stock	66,034
Repayments of long-term loan	(7,112)	(7,896)
Net cash used in financing activities	233,069	33,124

Net effect of exchange rate changes on cash	$25,702	$(634)

Net change in cash and cash equivalents	$23,621	$(2,715)
Cash and cash equivalents – beginning of period	11,562	19,104
Cash and cash equivalents – end of period	35,183	16,389

NON-CASH TRANSACTIONS
Expense paid by related party on behalf of the Company	$-	$101,487
Software acquired with accounts payable	-	11,692
Deemed contribution related to website transferred from related party under common control	-	49,983

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$117	$115
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F5-

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS

Photozou Holdings, Inc., (the “Company”) was incorporated under the laws of the State of Delaware on September 29, 2014.

Our principal executive offices are located at 4-30-4F, Yotsuya, Shinjuku-ku, Tokyo, 160-0004, Japan.

The Company operates through its wholly owned subsidiary Photozou Koukoku Co., Ltd.

Photozou Koukoku Co., Ltd. primarily focuses on selling used cameras, offering photo session services in Tokyo and Kansai, and running online advertising across various channels, among other activities.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	August 31, 2024	August 31, 2024
Current JPY: US$1 exchange rate	144.80	146.20
Average JPY: US$1 exchange rate	151.43	136.85

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

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. There was no deferred revenue as of August 31, 2024 or November 30, 2023.

Disaggregated revenue by nature of the Company is as follows:

	For the nine months	Percentage of	For the nine months	Percentage of
	ended	total revenues	ended	total revenues
	August 31, 2024		August 31, 2023
Revenue from cameras sold	$43,113	31.08%	41,966	77.2%
Service revenue	95,622	68.92%	12,417	22.8%
Total	138,735	100%	54,383	100%

Disaggregated revenue by geographic of the Company is as follows:

	For the nine months	Percentage	For the nine months	Percentage of
	ended	of total revenues	ended	total revenues
	August 31, 2024		August 31, 2023
Revenue from US	$43,113	31.08%	37,313	68.6%
Revenue from Japan	95,622	68.92%	17,070	31.4%
Total	138,735	100%	54,383	100%

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

NOTE 4 - WEBSITE AND Software, Net

Website and software, net consists of the following:

	August 31, 2024	November 30, 2023
Photozou website	$49,026	$48,270
Photo collection cloud	11,050	10,879
Others	6,906	6,799
Subtotal	66,982	65,948
Less: Accumulated amortization	(28,607)	(10,637)
Software, net	38,375	55,311

For the nine months ended August 31, 2024 and 2023, amortization expenses were $28,607 and $3,132 respectively.

Estimated future amortization expense related to the website and software held as of August 31, 2024 is as follows:

Year ended November 30,
Remaining of 2024	$6,666
2025	24,469
2026	3,557
2027	2,210
2028	1,473
Total	$38,375

NOTE 5 - RELATED-PARTY TRANSACTIONS

For the nine months ended August 31, 2024, the Company borrowed $236,730 from White Knight Co., Ltd. a company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. For the nine months ended August 31, 2024, the Company had $1,328 accrued interest payable due to the related party. During the nine months ended August 31, 2024, the Company furnished repayments in an amount of $326,717 to White Knight Co., Ltd.

For the nine months ended August 31, 2023, the Company borrowed $43,844 from White Knight Co., Ltd., a company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. For the nine months ended August 31, 2023, the Company had $27 accrued interest payable due to the related party.

The total due to White Knight Co. as of August 31, 2024 and August 31, 2023 were $732,992 and $41,040, respectively. The payable due to White Knight Co., Ltd. is unsecured, bears an annual interest rate of 0.8%, and is due on September 25, 2025.

For the nine months ended August 31, 2023, the Company borrowed $106,237 from Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO, $101,487 of which was expense paid on behalf of the Company by the related party, and the remaining $4,750 was cash borrowing received by the Company directly through its bank account from the related party. During the nine months ended August 31, 2023, the Company furnished repayments in an amount of $7,574 to Photozou Co., Ltd. The total due to Photozou Co., Ltd., as of August 31, 2024 and August 31, 2023 were $1,036 and $728,927, respectively, and are unsecured, due on demand and non-interest bearing.

For the nine months ended August 31, 2024 and August 31, 2023, the Company utilized office space and storage space of the Company’s sole officer, Koichi Ishizuka, free of charge.

NOTE 6 - SHAREHOLDERs’ DEFICIT

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares for the six months ended August 31, 2024 and August 31, 2023.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding as of August 31, 2024 and November 30, 2023.

On or about August 30, 2024, the company consummated an agreement for the sale of 17,361 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $4.00 per share of Common Stock. The total subscription amount paid by SJ Capital Co., Ltd. was approximately $69,444. SJ Capital Co., Ltd. is not a related party to the Company. This was recorded as a subscription receivable for the period ending August 31, 2024.

On or about August 31, 2024, the company consummated an agreement for the sale of 34,722 shares of restricted Common Stock to STEIN Corporation, a Japanese Company, at a price of $5.00 per share of Common Stock. The total subscription amount paid by STEIN Corporation was approximately $173,611. STEIN Corporation is not a related party to the Company. This was recorded as a subscription receivable for the period ending August 31, 2024.

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

Concentration of Purchases

Purchases from suppliers accounting for 10% or more of total purchases are as follows:

For the nine months ended August 31, 2024 and August 31, 2023, 100% of inventories of cameras was purchased from one supplier whose name was e-Sakura Market.

For the nine months ended August 31, 2024 and August 31, 2023, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

Concentration of Revenues

Revenues from customers accounting for 10% or more of total revenues are as follows:

For the nine months ended August 31, 2024, 100% of the revenue from the sale of cameras was generated through Amazon USA.

For the nine months ended August 31, 2023, 89% and 11% of the revenue from the sale of cameras was generated through Amazon USA and Yahoo Japan, respectively.

For the nine months ended August 31, 2024 and August 31, 2023, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami who the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the nine months ended August 31, 2024, 89% of the service revenue was generated from ROCK STAR Co., Ltd.,

For the nine months ended August 31, 2023, no customer accounted for 10% or more of service revenue.

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

For the nine months ended August 31, 2024, the Company repaid $6,501 to JFC and paid off the loan in full.

NOTE 10 - SUBSEQUENT EVENTS

From October 1, 2024, through the current date, the Company borrowed $38,533 from White Knight Co., Ltd., a Company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. The borrowing is unsecured, bears an annual interest rate of 0.8%, and due on demand.

On September 6, 2024, the sales of common stock to SJ Capital Co., Ltd. and STEIN Corporation, respectively, were recorded by the company's transfer agent.

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

Company Overview

The Company operates through its wholly owned subsidiary Photozou Koukoku Co., Ltd. Photozou Koukoku Co., Ltd. primarily focuses on selling used cameras, offering photo session services in Tokyo and Kansai, and running online advertising across various channels, among other activities. On April 17, 2017, Photozou Koukoku obtained a license to operate as a used goods merchant in Japan.

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

Liquidity and Capital Resources

Our cash balance is $35,183 as of August 31, 2024. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Koichi Ishizuka, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Koichi Ishizuka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Total Assets

We recorded total assets of $331,426 and $156,413 as of August 31, 2024 and November 30, 2023, respectively. The difference between the periods is primarily due to prepaid and other current assets during the nine months ended August 31, 2024.

Revenue

We recorded total revenue of $55,445 and $11,837 for the three months ended August 31, 2024 and August 31, 2023, respectively. The variance between periods is primarily attributable to greater service revenue sold for the three months ended August 31, 2024.

We recorded total revenue of $138,735 and $54,383 for the nine months ended August 31, 2024 and August 31, 2023, respectively. The variance between periods is primarily attributable to greater service revenue sold for the nine months ended August 31, 2024.

Net Loss

We recorded a net loss of $44,647 and $69,140 for the three months ended August 31, 2024 and August 31, 2023, respectively.

We recorded a net loss of $263,855 and $181,670 for the nine months ended August 31, 2024 and August 31, 2023, respectively. The variance is primarily attributable to increased general and administrative expenses incurred during the nine months ended August 31, 2024.

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

As of August 31, 2024, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by two individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer and our Chief Financial Officer in connection with the above evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended August 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On or about August 30, 2024, the company consummated an agreement for the sale of 17,361 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $4.00 per share of Common Stock. The total subscription amount paid by SJ Capital Co., Ltd. was approximately $69,444. SJ Capital Co., Ltd. is not a related party to the Company.

On or about August 31, 2024, the company consummated an agreement for the sale of 34,722 shares of restricted Common Stock to STEIN Corporation, a Japanese Company, at a price of $5.00 per share of Common Stock. The total subscription amount paid by STEIN Corporation was approximately $173,611. STEIN Corporation is not a related party to the Company.

The proceeds from these sales are to be used by the Company for working capital.

The aforementioned sales of shares were conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sales of shares were made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2024. (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the Company's Registration Statement on Form POS AM as filed with the SEC on June 9, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 19, 2017, and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: November 13, 2024

By: /s/ Yuko Takeuchi

Name: Yuko Takeuchi

Chief Financial Officer

Dated: November 13, 2024