Form 10-K
period 2024-11-30
Photozou Holdings, Inc.
filed 2026-03-30
CIK 1627469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2024

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55806

PHOTOZOU HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DE	90-1260322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4-30-4F Yotsuya Shinjuku-ku, Tokyo, Japan	160-0004
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001	None, however quoted by the OTC Markets Group under the ticker “PTZH”

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

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [X] No

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

[  ] Yes  [X] No

As of May 31, 2024, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $20,680,000.

As of March 30, 2026, there were 8,092,083 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

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

On April 19, 2024, Koichi Ishizuka resigned as the Company’s Chief Financial Officer.

On April 19, 2024, Yuko Takeuchi was appointed as the Company’s Chief Financial Officer and a Director of the Company.

On April 19, 2024, Mitsuru Ueno was appointed as a Director of the Company.

On April 19, 2024, Taketsugu Aoyama was appointed as an Independent Director of the Company.

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

On September 11, 2024, Hideo Fujioka was appointed as an Independent Director of the Company.

On or about November 22, 2024, the company consummated an agreement for the sale of 40,000 shares of restricted Common Stock to Kubota Corporation, a Japanese Company, at a price of $5.00 per share of Common Stock. The total subscription amount paid by Kubota Corporation was approximately $200,000. Kubota Corporation is not a related party to the Company.

On July 17, 2025, Yuko Takeuchi resigned as the Company’s Chief Financial Officer and Director.

On July 17, 2025, Kazuki Matsuhashi was appointed as the Company’s Chief Financial Officer and a Director of the Company.

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

On August 29, 2025, Photozou Koukoku determined that it would discontinue its camera sales business. In connection with this decision, Photozou Koukoku also determined to reduce the inventory value of cameras to zero.

Sale of Cameras

On August 29, 2025, Photozou Koukoku determined that it would discontinue the camera sales business.

Background of Operations

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

As of November 30, 2024, and 2023, the Company held inventory comprised solely of used cameras in the amount of $53,676 and $68,466, respectively. The aforementioned amounts were presented net of allowance for inventory obsolescence as of November 30, 2024 and 2023 totaling $6,916 and $7,089, respectively.

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

Short Drama

Photozou Koukoku is currently developing a dedicated application to launch its short drama business. Short drama has emerged in recent years as a new and rapidly growing media business, gaining strong popularity not only in Japan but also across international markets. Recognizing the strong synergy between visual storytelling and its existing photo-based services, Photozou has positioned short drama as a natural extension of its core business. The Company plans to officially launch its short drama service in 2026.

Concentrations

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2024, 69.8% of the inventories of cameras were purchased from one supplier, specifically eSakura Market. For the year ended November 30, 2024, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

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

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2024, 100% of the revenue from the sale of cameras was generated through Amazon USA. For the year ended November 30, 2024, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2023, 92% and 8% of the revenue from the sale of cameras was generated through Amazon USA and Yahoo Japan, respectively. For the year ended November 30, 2023, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2024, 90.0% of the service revenue was generated through Rock star.

For the year ended November 30, 2023, no customer accounted for 10% or more of service revenue.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets OTCPK, “OTC Pink”, operated by OTC Markets Group (“OTCM”). There is currently a limited trading market in the shares of our common stock. Typically, our common stock experiences minimal trading volume, if any, on a daily basis. This limited activity can result in significant fluctuations in the share price of our common stock.

The following table sets forth the high and low closing bid prices of our common stock as reported by OTC Markets Group for each quarter during the fiscal years ended November 30, 2023 and 2024. In addition, selected subsequent trading data through June 12, 2025 is presented for informational purposes only.

Quarter Ended		High Bid	Low Bid
2025 Q3	June 12, 2025	$0.59	$0.59
	June 6, 2025	$0.6066	$0.6066
	June 4, 2025	$1.00	$1.00
	June 3, 2025	$2.16	$1.00
2025 Q2	April 26, 2025	$3.01	$3.00
2024 Q4	November 30, 2024	$10.00	$5.00
2024 Q2	February 29, 2024	$10.00	$10.00
2023 Q3	August 31, 2023	$5.00	$3.99
2023 Q2	May 31, 2023	$4.50	$1.32
2023 Q1	February 28, 2023	$4.50	$0.5606
2022 Q4	November 30, 2022	$2.48	$0.20
2022 Q3	August 31, 2022	$0.20	$0.20
2022 Q2	May 31, 2022	$0.20	$0.20
2022 Q1	February 28, 2022	$0.20	$0.20

Holders

As of November 30, 2024, and March 30, 2026, there were 127 shareholders of record of our common stock and 8,092,083 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On or about August 30, 2024, we sold 17,361 shares of our restricted common stock to SJ Capital Co., Ltd., a Japanese company, at a price of $4.00 per share, for aggregate gross proceeds of approximately $69,444. SJ Capital Co., Ltd. is not a related party to the Company. The issuance was made in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Regulation S and/or Section 4(a)(2) thereunder. No underwriters were involved in this transaction.

On or about August 31, 2024, we sold 34,722 shares of our restricted common stock to STEIN Corporation, a Japanese company, at a price of $5.00 per share, for aggregate gross proceeds of approximately $173,611. STEIN Corporation is not a related party to the Company. The issuance was made in a transaction exempt from registration under the Securities Act in reliance on Regulation S and/or Section 4(a)(2). No underwriters were involved in this transaction.

On or about November 22, 2024, we sold 40,000 shares of our restricted common stock to Kubota Corporation, a Japanese company, at a price of $5.00 per share, for aggregate gross proceeds of approximately $200,000. Kubota Corporation is not a related party to the Company. The issuance was made in a transaction exempt from registration under the Securities Act in reliance on Regulation S and/or Section 4(a)(2). No underwriters were involved in this transaction.

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

Liquidity and Capital Resources

As of November 30, 2024, and 2023, we had cash and cash equivalents in the amount of $24,517 and $11,562, respectively. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any substantive period of time. We have been utilizing and may continue to utilize funds from Photozou Co., Ltd., and White Knight Co., Ltd owned and managed by Koichi Ishizuka, our CEO. Photozou Holdings., Inc, and Koichi Ishizuka, and affiliated entities of Koichi Ishizuka, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

As of November 30, 2024, the Company had amounts due to Photozou Co., Ltd., a company controlled by our CEO, of $716,680, compared to $794,757 as of November 30, 2023. These amounts are unsecured, non-interest bearing, and payable on demand. The Company continues to rely on Photozou Co., Ltd. for working capital support, although there is no formal commitment or legally binding obligation for Photozou Co., Ltd. to provide future financing.

For the year ended November 30, 2024, the Company borrowed $307,483 from White Knight Co., Ltd. a company controlled by Koichi Ishizuka, CEO, all of which was comprised of cash borrowing received by the Company directly through its bank account from the related party. The payable due to White Knight Co., Ltd. is unsecured, bears an annual interest rate of 0.8%, and is due on July 31, 2024.

In addition, on August 31, 2024 the Company entered into a short-term loan agreement with SJ Capital Co., Ltd., a third-party lender, in the principal amount of 40,000,000 JPY (approximately US$ 265,358 at the November 30, 2024 exchange rate). The loan is unsecured, bears interest at an annual rate of 15%, and matures on February 28, 2025. As of November 30, 2024, the outstanding principal and accrued interest on this loan were included within “Other current liabilities” on our consolidated balance sheet. Given the high interest rate and near-term maturity of this obligation, together with our existing working capital deficit, the SJ Capital loan contributes to our liquidity risk and is one of the factors underlying the substantial doubt about our ability to continue as a going concern.

Revenues

For the years ended November 30, 2024, and 2023, we generated revenues in the amount of $49,289 and $57,436, respectively, from the sale of used cameras, and $131,525 and $16,465, respectively, primarily from photo sessions and advertising services related to the company’s websites. The Company believes the increase in revenue for the fiscal year ended November 30, 2024, compared to the fiscal year ended November 30, 2023, resulted from an increase in photo sessions and advertising services during the fiscal year ended November 30, 2024.

Net Loss

We recorded a net loss of $329,082 and $263,837 for the years ended November 30, 2024 and 2023, respectively. The greater net loss for the year ended November 30, 2024, as opposed to the year ended November 30, 2023, was attributed to the increase in operating expenses during the November 30, 2024 fiscal year.

We believe that we realized a net loss for the years ended November 30, 2024, and November 30, 2023, because our, and our subsidiary’s, collective operating expenses outweighed our gross profits.

Cash flow

For the years ended November 30, 2024, and 2023, we had negative cash flows from operating activities in the amount of $122,857 and $141,999, respectively. We believe the variance between periods is primarily attributable to a significant increase in prepaid expenses and other current assets incurred during the fiscal year ended November 30, 2024.

For the years ended November 30, 2024, and 2023, we had cash flows from financing activities in the amount of $871,795 and $133,369, respectively. The difference between these periods is primarily attributable to a significant increase in the proceeds of the short-term loan and the cash received from the sale of stock. For the years ended November 30, 2024. The breakdown of cash flows from financing activities consists of proceeds from the sale of 92,083 shares for $703,939 and new borrowings from related parties of approximately $237,629. The Company's improved liquidity stems not from improved operating performance, but from funding from related parties and reliance on continued future stock offerings.

Working capital

As of November 30, 2024, and 2023, we had a working deficit of $586,045 and $723,121, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm (PCAOB ID 6797)	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Changes in Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F9

- F1 -

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Photozou Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Photozou Holdings Inc. and its subsidiary (the “Company”) as of November 30, 2024 and 2023 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows, for the period ended November 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

March 30, 2026

PCAOB ID Number 6797

- F2 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	2024 YE	2023 YE
	November 30, 2024	November 30, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,517	$11,562
Accounts receivable - trade	8,185	4,594
Prepaid and other current assets	332,838	1,709
Sales tax recoverable	16,483	14,771
Inventories net	53,676	68,466

TOTAL CURRENT ASSETS	435,698	101,102

PROPERTY, PLANT AND EQUIPMENT
Website and software, net	64,343	65,948
Less accumulated depreciation and amortization	(31,776)	(10,637)

TOTAL PROPERTY, PLANT AND EQUIPMENT	32,566	55,311

TOTAL ASSETS	468,265	156,413

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Other current liabilities	$298,018	$13,419
Due to related party	716,680	794,757
Long-term loan payable, current portion	7,045	9,628

TOTAL CURRENT LIABILITIES	1,021,744	817,804

NON-CURRENT LIABILITIES:
Long-term loan payable, non-current portion	$-	$6,419

TOTAL LIABILITIES	1,021,744	824,223

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of November 30, 2024 and November 30, 2023)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 8,092,083 and 8,000,000 shares issued and outstanding as of November 30, 2024 and November 30, 2023)	809	800
Additional paid in capital	493,076	50,030
Accumulated deficit	(1,267,866)	(938,784)
Accumulated other comprehensive Income (loss)	220,502	220,144

TOTAL STOCKHOLDERS’ DEFICIT	(553,479)	(667,810)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$468,265	156,413

The accompanying notes are an integral part of these audited consolidated financial statements.

- F3 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	November 30, 2024	November 30, 2023

Revenues
Revenue from cameras sold	$49,289	$57,436
Service revenue	131,525	16,465

Total revenues	180,814	73,901

Cost of revenues
Cost of revenue from cameras sold	39,737	41,992
Cost of service revenue	41,883	37,354

Total Cost of revenues	81,620	79,346

Gross profit	99,194	(5,445)

OPERATING EXPENSES
General and Administrative Expenses	$417,397	$259,504

TOTAL OPERATING EXPENSES	$417,397	$259,504

OTHER INCOME	$451	$1,454

OTHER EXPENSE	$11,330	$342

NET LOSS	$(329,082)	$(263,837)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	$358	$146,055

TOTAL COMPREHENSIVE LOSS	$(328,724)	$(117,782)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	8,035,093	8,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

- F4 -

PHOTOZOU HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	DEFICIT	DEFICIT	TOTALS

Balance November 30, 2022	8,000,000	800	50,030	(674,947)	74,089	(550,028)
Net loss	-	-	-	(263,837)	-	(263,837)
Foreign currency translation	-	-	-	-	146,055	146,055

Balance November 30, 2023	8,000,000	800	50,030	(938,784)	220,144	(667,810)
Common shares sold	92,083	9	443,046			443,055
Net loss	-	-	-	(329,082)	-	(329,082)
Foreign currency translation	-	-	-	-	358	358

Balance November 30, 2024	8,092,083	809	493,076	(1,267,866)	220,502	(553,479)

The accompanying notes are an integral part of these audited consolidated financial statements.

- F5 -

PHOTOZOU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2024 YE	2023 YE
	Year Ended	Year Ended
	November 30, 2024	November 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(329,082)	$(263,837)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	21,381	9,397
Changes in operating assets and liabilities:
Accounts receivable – trade	(3,700)	3,093
Prepaid and other current assets	166,576	862
Inventories	13,114	(13,628)
Sales tax recoverable	(2,070)	(4,631)
Accrued expense	9,591	101,674
Due to related party	1,333	167
Impairment loss on advance payments	-	24,904
Net cash used in operating activities	(122,857)	(141,999)

CASH FLOWS FROM FINANCING ACTIVITIES		-
Proceeds from due to related party	$237,629	$151,205
Repayment of due to related party	(327,790)	(7,410)
Proceeds of Short-term loan	265,137	-
Cash received from the sale of stock	703,939	-
Repayment of long-term loan	(7,120)	(10,426)
Net cash provided by financing activities	871,795	133,369

Net effect of exchange rate changes on cash	$(735,984)	$1,088

Net Change in Cash and Cash equivalents	$12,955	$(7,542)
Cash and cash equivalents - beginning of period	11,562	19,104
Cash and cash equivalents - end of period	24,517	11,562

NON-CASH TRANSACTIONS
Due to related party forgiven	$-	$101,340
Software acquired with accounts payable	-	11,439
Deemed contribution related to website transferred from related party under common control	-	48,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$147	$175
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

- F6 -

PHOTOZOU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024 AND 2023

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

 On April 19, 2024, Koichi Ishizuka resigned as the Company’s Chief Financial Officer.

On April 19, 2024, Yuko Takeuchi was appointed as the Company’s Chief Financial Officer and a Director of the Company.

On April 19, 2024, Mitsuru Ueno was appointed as a Director of the Company.

On April 19, 2024, Taketsugu Aoyama was appointed as an Independent Director of the Company.

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

On September 11, 2024, Hideo Fujioka was appointed as an Independent Director of the Company.

On or about November 22, 2024, the company consummated an agreement for the sale of 40,000 shares of restricted Common Stock to Kubota Corporation, a Japanese Company, at a price of $5.00 per share of Common Stock. The total subscription amount paid by Kubota Corporation was approximately $200,000. Kubota Corporation is not a related party to the Company.

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

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. If there is a claim for a defect of product after within four days after arrival of goods, the Company shall accept a goods return. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. As of November 30, 2024, the Company expects to collect these balances completely and therefore has not created any allowance for it.

As of November 30, 2024 and 2023, the Company had account receivable in the amount of $8,185 and $4,594, respectively.

SALES TAX RECOVERABLE

As of November 30, 2024 and 2023, the Company had sales tax recoverable in the amount of $16,483 and $14,771, respectively. The sales tax recoverable was related to sales tax paid by Photozou Koukoku for inventories and expenses incurred during the period which was recoverable from the government.

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

As of November 30, 2024 and 2023, the Company held inventory comprised solely of used cameras in the amount of $53,676 and $68,466, respectively. The aforementioned amounts were presented net of allowance for inventory obsolescence as of November 30, 2024 and 2023 totaling $6,916 and $7,089, respectively.

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

		Software	Website	Total

Gross balance,	November 30, 2023	$5,401	$-	$5,401

Additions		10,879	48,270	59,149
Disposals		-	-	-
FX adjustments		(301)	-	(301)
Accumulated amortization		(2,085)	(6,852)	(8,937)
Gross balance,	November 30, 2023	$13,894	$41,418	$55,311

Additions		-	-	-
Disposals		-	-	-
FX adjustments		(338)	(1,008)	(1,347)
Accumulated amortization		(3,450)	(17,949)	(21,398)
Gross balance,	November 30, 2024	$10,106	$22,460	$32,566

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended November 30, 2024 and 2023, the Company did not record any impairment charges on long-lived assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	November 30, 2024	November 30, 2023
Current JPY: US$1 exchange rate	150.87	147.07
Average JPY: US$1 exchange rate	150.74	139.88

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

Deferred revenue is recorded when consideration is received from a customer prior to the goods or services were delivered. There was no deferred revenue as of November 30, 2024 or November 30, 2023. At November 30, 2024 and 2023, there were no significant contract assets or contract liabilities. Revenue recognized from performance obligations satisfied in prior periods was not material in the periods presented.

Disaggregated revenue by nature of the Company is as follows:

	For the year	Percentage of	For the year	Percentage of
	ended	total revenues	ended	total revenues
	November 30, 2024		November 30, 2023
Revenue from cameras sold	$49,289	27.26%	57,436	77.72%
Service revenue	131,525	72.74%	16,465	22.28%
Total	180,814	100%	73,901	100%

Disaggregated revenue by geographic of the Company is as follows:

	For the year	Percentage of	For the year	Percentage of
	ended	total revenues	ended	total revenues
	November 30, 2024		November 30, 2023
Revenue from US	$49,289	27.26%	52,888	71.57%
Revenue from Japan	131,525	72.74%	21,013	28.43%
Total	180,814	100%	73,901	100%

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2024 and 2023.

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

The Company is subject to U.S. federal income tax examination for tax years 2024 and forward. Under the statute of limitations, tax year 2023 remains open. The Company has no unrecognized tax benefits and has not accrued any interest or penalties related to uncertain tax positions as of November 30, 2024 and 2023. There are no expected significant changes in unrecognized tax benefits in the next 12 months.'

ACCUMULATED OTHER COMPREHENSIVE INCOME

For the years ended November 30, 2024, and 2023, the foreign currency translation adjustment ware $366 and $146,055, respectively.

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

For the year ended November 30, 2024, the Company recorded a net loss of $329,082 and negative operating cash flows of $122,857. As of November 30, 2024, the Company had a working capital deficit of $586,045 and accumulated deficit of $1,267,866. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See Item 7 (MD&A) for management's plans to address liquidity.'

NOTE 4 - Loans

The loan information is as follows.

		Original	Interest	Maturity		Balance at
Lender		amount	rate	date	Collateral	November 30, 2023	November 30, 2024

Japan Finance Corporation		$67,133	1.36%	July 31, 2025	None	$16,047	$7,045
	(JPY	7,000,000)

SJ Capital		$265,358	15.00%	February 28, 2025	None	$-	$265,358
	(JPY	40,000,000)

On August 31, 2024, the Company entered into a short-term loan agreement with SJ Capital Co., Ltd. in the principal amount of 40,000,000 JPY (approximately US$265,358 at the November 30, 2024 exchange rate). The loan is unsecured, bears interest at 15% per annum, and matures on February 28, 2025. As of November 30, 2024, the outstanding principal and accrued interest totaled US$1,479,452 and were classified within “Other current liabilities” in the consolidated balance sheet.

NOTE 5- RELATED-PARTY TRANSACTIONS

For the year ended November 30, 2023, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, our CEO, advanced to the Company $4,647 and paid expenses on behalf of the Company in the amount of $101,340. For the year ended November 30, 2024, the Company repaid $7,410 to Photozou Co., Ltd. As of November 30, 2023, the total amount due to Photozou Co., Ltd. was $ 794,757.

For the years ended November 30, 2024, the Company borrowed $0 from Photozou Co., Ltd., a company controlled by Koichi Ishizuka, CEO. During the years ended November 30, 2024, the Company furnished repayments in an amount of $0 to Photozou Co., Ltd. As of November 30, 2024, the total amount due to Photozou Co., Ltd. was $716,680.

During the year ended November 30, 2023, Photozou Co., Ltd. transferred accounts receivable and, a website, in the amount of $97 and nil (JPY 1), respectively, to the Company.

The total due to related party as of November 30, 2024 was $726,603 and are unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2023, the Company borrowed $71,492 from White Knight Co., Ltd a company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. For the year ended November 30, 2024, the Company had $167 accrued interest payable due to the related party. The total due to White Knight Co. as of November 30, 2023 were $68,154. The payable due to White Knight Co., Ltd. is unsecured, bears an annual interest rate of 0.8%, and is due on July 31, 2024.

For the year ended November 30, 2024, the Company borrowed $307,483 from White Knight Co., Ltd. a company controlled by Koichi Ishizuka, CEO, all of which was comprised of cash borrowing received by the Company directly through its bank account from the related party. All outstanding borrowings due to White Knight Co., Ltd. that existed as of November 30, 2023, including accrued interest, were repaid in full during the year ended November 30, 2024, and there was no balance outstanding to White Knight Co., Ltd. as of November 30, 2024.

For the years ended November 30, 2024, and 2023, the Company utilized office space and storage space of the Company’s officer, Koichi Ishizuka, free of charge.

	Beginning	Cash	Cash	Non-cash	Forgiven	FX	Ending
	balance	borrowings	repayments	contributions	amounts	adjustments	balance
	$	$	$	$	$	$	$

Photozou Co., Ltd.
November 30, 2023	198,900	4,724	7,048	-	-	(11,090)	185,487
November 30, 2024	185,487	-	-	-	-	(4,516)	180,971

White Knight
November 30, 2023	-	67,995	-	-	-	-	67,995
November 30, 2024	67,995	307,483	373,822	-	-	(1,655)	-

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during November 30, 2024, and 2023.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,092,083 and 8,000,000 shares of common stock issued and outstanding as of November 30, 2024 and 2023.

During fiscal 2024, the Company issued 92,083 shares in three tranches (SJ Capital 17,361 @ 4.00, STEIN 34,722 @ 5.00, Kubota 40,000 @ 5.00), increasing shares from 8,000,000 to 8,092,083.

Pertinent Rights and Privileges

Holders of shares of common stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. Common stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

NOTE 7 - INCOME TAXES

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

Photozou Koukoku’s operation during the year ended November 30, 2024 has resulted a net taxable loss, as such Photozou Koukoku was not subject to income tax for the year ended November 30, 2024. The effective income tax rate of Photozou Koukoku is 0%.

Photozou Holdings, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the years ended November 30, 2024 and 2023, Photozou Holdings, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability.

The Company has not recognized any income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. Deferred tax assets arise from net operating loss carried forward of $1,267,866 are fully allowed as the Company considers its realization not to be more likely than not. The net operating loss carry forward will start to expire in the year 2028. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

	November 30,
	2024	2023
Deferred tax asset, generated from net operating loss at statutory rates	$261,345	$192,238
Valuation allowance	(261,345)	(192,238)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The breakdown of the accrued expenses and other current liabilities is as follows.

		November 30, 2024	November 30, 2023

Short-term loans payable	SJ Capital	$265,358	$-
Accrued expenses		32,661	13,419
Total		298,018	13,419

NOTE 9 - CONCENTRATION

Concentration of Purchases

Net purchase from suppliers accounting for 10% or more of total purchases are as follows:

For the year ended November 30, 2024, 69.8% of the inventories of cameras were purchased from one supplier, specifically eSakura Market. For the year ended November 30, 2024, 100% of the purchase of inventory was handled by Mr. Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

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

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended November 30, 2024, 100% of the revenue from the sale of cameras was generated through Amazon USA. For the year ended November 30, 2024, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2023, 92% and 8% of the revenue from the sale of cameras was generated through Amazon USA and Yahoo Japan, respectively. For the year ended November 30, 2023, 100% of the revenue from the sale of cameras was handled by Takaharu Ogami whom the Company has a service agreement with to sell and buy used cameras on behalf of the Company.

For the year ended November 30, 2024, 90.0% of the service revenue was generated through Rock star.

For the year ended November 30, 2023, no customer accounted for 10% or more of service revenue.

NOTE 10 - COMMITMENTS

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

NOTE 11 - LONG-TERM LOAN

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

For the year ended November 30, 2024, the Company repaid $9,628 to JFC. As of November 30, 2024, the Company had the current portion of $7,045 and non-current portion of $0.

The future principal payments for the Company’s long-term loan as of November 30, 2024, are as follows:

Year Ending November 30,
2025	$7,045
2026	-
Thereafter	-
Total	7,045

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2026, the date on which the consolidated financial statements were available to be issued.

On July 17, 2025, Yuko Takeuchi resigned as the Company’s Chief Financial Officer and Director. On the same date, the Board of Directors appointed Kazuki Matsuhashi to serve as the Company’s Chief Financial Officer and as a Director.

On August 29, 2025, Photozou Koukoku has determined to discontinue the camera sales business. Photozou Koukoku have determined to reduce the inventory value of cameras to zero in connection with the discontinuation of camera sales.

On August 31, 2025, the Company’s outsourcing contract with Mr. Takaharu Ogami, under which he handled the purchase and sale of used cameras on behalf of the Company, was terminated.

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

On December 1, 2023, the Company engaged BF Borgers CPA PC (“BFB”) as its new independent registered public accountant for the fiscal year ending November 30, 2024. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

During the fiscal years ended November 30, 2022 and 2021 and through November 30, 2024, neither the Company nor anyone on its behalf consulted with BFB regarding (1) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that BFB concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K)

On January 13, 2025, the Company engaged Michael Gillespie & Associates, PLLC (“Gillespie”) as its new independent registered public accountant for the fiscal year ending November 30, 2024. This decision was approved by the Company’s Board of Directors..

During the fiscal years ended November 30, 2024, as well as the prior fiscal years, neither the Company nor anyone on its behalf consulted with Bush & Associates CPA LLC regarding (1) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Bush & Associates CPA LLC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K)

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, consisting of our officers and directors have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our officers and directors concluded that the disclosure controls and procedures are ineffective.

Our officers and directors has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of November 30, 2024, the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s managements are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based on the assessment, management concluded that, as of November 30, 2024, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s managements do not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

Management is actively pursuing the addition of independent board members with audit committee expertise. The company anticipates submitting an information statement regarding the election of independent director(s) [target date, if available] to establish an audit committee and strengthen the control environment. Until such additions are made, the company will rely on engagement of external auditors and management review procedures to mitigate the risk of material misstatement.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal year ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 54 - Chief Executive Officer, President, Director, Secretary, and Treasurer

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

Given Mr. Ishizuka’s extensive business acumen and long standing entrepreneurial background, the company firmly believes that Koichi Ishizuka is well-suited to continue to serve as our officer and director.

As of the date of this filing, there has been no material plan, contract, or arrangement (whether or not written) to which our officer and director, Koichi Ishizuka, is a party in connection with his appointments at WB Burgers Asia, Inc.

Ms. Kazuki Matsuhashi, Age 47 - Chief Financial Officer and Director

Background of Ms. Kazuki Matsuhashi

Kazuki Matsuhashi graduated from the Faculty of Law, Department of International Relations and Law, at Sophia University. From 2000 to 2004, Mrs. Matsuhashi held administrative and management positions at ING Life Insurance, Resona Bank, Tokyo Star Bank, and Agfa-Gevaert Japan Ltd. Since 2000, she has served as Administration Manager of OFF Line Co., Ltd.

As a result of Kazuki Matsuhashi’s experience in administration and management, the board has determined to elect Kazuki Matsuhashi as the Company’s Chief Financial Officer and Director.

Mr. Mitsuru Ueno Age 49 - Director

Background of Mr. Mitsuru Ueno

Mitsuru Ueno was employed as an Executive Producer at Photozou Co., Ltd., a photo sharing social networking service in Japan, from 2017 to 2022, where he was responsible for business development. From January 2022 to Present, Mr. Ueno has served as Chief Operating Officer of WB Burgers Japan, Inc., a holding company which operates Wayback Burgers in Japan, where his responsibilities pertain to international business development. From October 2022 to present, Mr. Ueno has served as Chief Operating Officer of Next Meats USA, Inc., a foodtech venture company, where he is responsible for international business development.

As a result of Mr. Ueno’s business development expertise, the board has determined to elect Mitsuru Ueno to the position of Director of the Company.

As of the date of this filing, there has been no material plan, contract, or arrangement (whether or not written) to which our director, Mitsuru Ueno, is a party in connection with his appointments at WB Burgers Japan, Inc. and Next Meats USA, Inc..

Mr. Taketsugu Aoyama Age 50 - Independent Director

Background of Mr. Taketsugu Aoyama

Taketsugu Aoyama, age has served as the President of Aoyama Certified Accountant Corporation, an accounting corporation, from 2005 to present. In his position he has assisted clients with the preparation of tax returns, related financial statements, general bookkeeping and consultation.

As a result of Mr. Aoyama’s accounting expertise the board has determined to elect Taketsugu Aoyama as an Independent Director of the Company, and as a member of the Audit Committee.

Mr. Hideo Fujioka Age 53 - Independent Director

Background of Mr. Hideo Fujioka

Hideo Fujioka has worked as an independent consultant from 2015 to 2023. During this time, he offered management consulting services to a range of clients. Since 2021, Mr. Fujioka has also been serving as the Chief Operating Officer of Mama Foods Co., Ltd., a Japanese company that specializes in developing, manufacturing, and selling Japanese side dishes, both wholesale and retail.

Due to Mr. Fujioka’s business experience, the board has determined to elect Hideo Fujioka as an Independent Director of the Company.

As of the date of this filing, there has been no material plan, contract, or arrangement (whether or not written) to which our director, Mitsuru Ueno, is a party in connection with his appointments at Mama Foods Co., Ltd.

Employees

As of November 30, 2024, our company had no employees beyond our officers and directors. Our officers and directors currently provide their services without compensation, and there are no plans for the company to provide compensation to him in the foreseeable future.

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

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. Our officers and directors review the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our officers and directors is of the opinion that establishing committees is unnecessary at this time. He believes he can effectively fulfill the functions typically assigned to such committees until our operational activity increases and funding becomes available for hiring additional staff.

Our Chief Executive Officer recognizes, however, that our controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue as mentioned above on page 7.

Audit Committee Financial Expert

The director who qualifies as the “financial expert of the audit committee” as defined in Item 407(D)(5) of our Regulation S-K is Taketsugu Aoyama. The directors who qualify as “independent” as defined in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and Rule 4200(a)(14) of FINRA Rules are Taketsugu Aoyama and Hideo Fujioka.

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

Involvement in Certain Legal Proceedings

Our officers and directors have not been involved in any of the following events during the past ten years:

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

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our officer and director, Koichi Ishizuka, at the address appearing on the first page of this Annual Report.

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of November 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Officer and Director	2023	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-
Yuko Takeuchi, CFO and Director	2024	-	-	-	-	-	-	-	-
Mitsuru Ueno, Director	2024	-	-	-	-	-	-	-	-
Taketsugu Aoyama, Independent Director	2024	-	-	-	-	-	-	-	-
Hideo Fujioka, Independent Director	2024	-	-	-	-	-	-	-	-

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our officers and directors since our incorporation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of November 30, 2024, the Company has 8,092,083 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Koichi Ishizuka (1) (2) 3-1-21, Chuo, Nakano-ku, Tokyo, 164-0011, Japan	5,334,200	66.25%	none	n/a	66.65%
5% or greater shareholders
Takashi Matsuyama 4-16-14-101, Kugenuma Sakuragaoka, Fujisawa-shi, Kanagawa, 251-0027, Japan	700,000	8.75%	none	n/a	8.75%
Rei Ishizuka (3) 3-1-21, Chuo, Nakano-ku, Tokyo, 164-0011, Japan	600,260	7.69%	none	n/a	7.69%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended November 30, 2023, Photozou Co., Ltd., a company controlled by Koichi Ishizuka, our CEO, advanced to the Company $4,647 and paid expenses on behalf of the Company in the amount of $101,340. For the year ended November 30, 2024, the Company repaid $7,410 to Photozou Co., Ltd. As of November 30, 2023, the total amount due to Photozou Co., Ltd. was $ 794,757.

During the year, the Company repaid 327,790 in cash to Photozou Co., Ltd., received 237,629 in new borrowings, and recorded a non-cash contribution related to website transfer, for a net change of $716,680 See Note 4 for detail.

During the year ended November 30, 2023, Photozou Co., Ltd. transferred accounts receivable and, a website, in the amount of $97 and nil (JPY 1), respectively, to the Company.

The total due to related party as of November 30, 2024 was $726,603 and are unsecured, due on demand and non-interest bearing.

For the year ended November 30, 2023, the Company borrowed $71,492 from White Knight Co., Ltd a company controlled by Koichi Ishizuka, CEO, all of which was cash borrowing received by the Company directly through its bank account from the related party. For the year ended November 30, 2024, the Company had $167 accrued interest payable due to the related party. The total due to White Knight Co. as of November 30, 2023 were $68,154. The payable due to White Knight Co., Ltd. is unsecured, bears an annual interest rate of 0.8%, and is due on July 31, 2024.

For the years ended November 30, 2024, the Company borrowed $307,483 from White Knight Co., Ltd. a company controlled by Koichi Ishizuka, CEO, all of which was comprised of cash borrowing received by the Company directly through its bank account from the related party. The total due to White Knight Co. as of November 30, 2024 were $0.

For the years ended November 30, 2024, and 2023, the Company utilized office space and storage space of the Company’s sole officer, Koichi Ishizuka, free of charge.

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

		2024	2023
Audit fees	Bush & Associates CPA LLC	$70,000	$20,000
Audit fees	BF Borgers CPA PC	$55,000	$4,400
Audit fees	MaloneBailey, LLP	$15,450	$67,090
Tax fees	MaloneBailey, LLP	$2,832	$2,575
Total		$143,282	$94,065

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended November 30, 2024 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form POS AM as filed with the SEC on June 9, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 19, 2017, and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Photozou Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Director

Dated: March 30, 2026

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Director

Dated: March 30, 2026

By: /s/ Kazuki Matsuhashi

Kazuki Matsuhashi, Chief Financial Officer, Director

Dated: March 30, 2026